Form 10-Q
period 2004-03-31
ATLAS AMERICA INC
filed 2004-06-17
CIK 1279228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


                       Commission file number: 333-112653


                               ATLAS AMERICA, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            51-0404430
           --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

           311 Rouser Road
          Moon Township, PA                                        15108
----------------------------------------                         ---------
(Address of principal executive offices)                         (Zip code)


       Registrant's telephone number, including area code: (412) 262-2830

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ] No [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     13,333,333 Shares      June 11, 2004

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                            PAGE
                                                                                                            ----
PART I.         FINANCIAL INFORMATION

   Item 1.       Financial Statements

                 Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and
                     September 30, 2003..............................................................          3

                 Consolidated Statements of Income for the Three and Six Months Ended
                     March 31, 2004 and 2003 (Unaudited).............................................          4

                 Consolidated Statement of Changes in Stockholder's Equity for the Six
                     Months Ended March 31, 2004 (Unaudited).........................................          5

                 Consolidated Statements of Cash Flows for the Six Months Ended
                     March 31, 2004 and 2003 (Unaudited).............................................          6

                 Notes to Consolidated Financial Statements - March 31, 2004 (Unaudited).............     7 - 19

   Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...................................................................    20 - 30

   Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........................    31 - 32

   Item 4.       Controls and Procedures.............................................................         32

PART II.        OTHER INFORMATION

   Item 4.       Submission of Matters to a Vote of Security Holders.................................         33

   Item 6.       Exhibits and Reports on Form 8-K....................................................         33

SIGNATURES ..........................................................................................         34



                               ATLAS AMERICA, INC.
           (A WHOLLY-OWNED SUBSIDIARY OF ATLAS ENERGY HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                MARCH 31,           SEPTEMBER 30,
                                                                                  2004                 2003
                                                                            -----------------    ------------------
                                                                               (Unaudited)           (Audited)
ASSETS
Current assets:
     Cash and cash equivalents...........................................     $    11,908           $    25,372
     Accounts receivable.................................................           8,620                12,362
     Prepaid expenses....................................................           1,237                 1,131
                                                                              -----------           -----------
         Total current assets............................................          21,765                38,865

Property and equipment, net..............................................         153,686               142,260

Goodwill                                                                           37,470                37,470
Intangible assets........................................................           7,720                 8,239
Other assets.............................................................           6,890                 5,554
                                                                              -----------           -----------
                                                                              $   227,531           $   232,388
                                                                              ===========           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current portion of long-term debt...................................     $        56          $         56
     Accounts payable....................................................          14,487                14,663
     Liabilities associated with drilling contracts......................          15,465                22,157
     Accrued liabilities.................................................           3,126                 4,151
                                                                              -----------          ------------
         Total current liabilities.......................................          33,134                41,027

Long-term debt...........................................................          40,610                31,138
Advance from parent......................................................           2,453                 4,498
Deferred tax liability...................................................          22,364                21,031
Asset retirement obligation..............................................           3,371                 3,207

Minority interest .......................................................          43,163                43,976

Commitments and contingencies............................................               -                     -

Stockholder's equity:
    Preferred stock, $0.01 par value: 1,000,000 authorized shares........               -                     -
    Common stock, $0.01 par value:  49,000,000 authorized shares ........             107                   107
    Additional paid-in capital...........................................          38,619                38,619
    Retained earnings....................................................          43,710                48,785
                                                                              -----------          ------------
         Total stockholder's equity......................................          82,436                87,511
                                                                              -----------          ------------
                                                                              $   227,531          $    232,388
                                                                              ===========          ============


           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
           (A WHOLLY-OWNED SUBSIDIARY OF ATLAS ENERGY HOLDINGS, INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  MARCH 31,                        MARCH 31,
                                                        ------------------------------    -----------------------------
                                                            2004             2003             2004            2003
                                                        -------------    -------------    -------------    ------------
REVENUES
Well drilling.....................................       $   26,248       $   23,366       $   48,207       $  29,949
Gas and oil production............................           11,799            9,416           21,995          17,485
Well services.....................................            2,123            2,152            4,060           4,052
Transportation....................................            1,579            1,403            3,178           2,810
Other.............................................              331              137              499             313
                                                        -----------       ----------       ----------       ---------
                                                             42,080           36,474           77,939          54,609

COSTS AND EXPENSES
Well drilling.....................................           22,824           20,318           41,919          26,043
Gas and oil production and exploration............            3,323            2,602            5,008           4,188
Well services.....................................            1,021            1,085            2,062           1,940
Transportation....................................              620              613            1,216           1,203
General and administrative........................            1,248            1,211            2,159           3,441
Depreciation, depletion and amortization..........            3,534            2,983            6,779           5,855
Interest..........................................              473              430              960           1,059
Minority interest in Atlas Pipeline Partners, L.P.            1,324              884            2,595           1,529
                                                         ----------       ----------       ----------       ---------
                                                             34,367           30,126           62,698          45,258
                                                         ----------       ----------       ----------       ---------

Income from operations before income taxes........            7,713            6,348           15,241           9,351
Provision for income taxes........................            2,547            2,094            5,182           3,085
                                                         ----------       ----------       ----------       ---------

Net income........................................       $    5,166       $    4,254       $   10,059       $   6,266
                                                         ==========       ==========       ==========       =========

NET INCOME PER COMMON SHARE -
  BASIC AND DILUTED...............................       $      .48       $      .40       $      .94       $     .59
                                                         ==========       ==========       ==========       =========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING....................................           10,688           10,688           10,688          10,688
                                                         ==========       ==========       ==========       =========




           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
           (A WHOLLY-OWNED SUBSIDIARY OF ATLAS ENERGY HOLDINGS, INC.)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                         SIX MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)
                       (in thousands, except share data)

                                                  COMMON STOCK             ADDITIONAL                        TOTAL
                                        ---------------------------------   PAID-IN        RETAINED      STOCKHOLDER'S
                                             SHARES          AMOUNT         CAPITAL        EARNINGS         EQUITY
                                        ---------------------------------------------------------------------------------

Balance, October 1, 2003..................   10,688,333    $       107     $    38,619     $  48,785     $    87,511
Dividend to parent........................            -              -               -       (15,134)        (15,134)
Net income................................            -              -               -        10,059          10,059
                                             ----------    -----------     -----------     ---------     -----------
Balance, March 31, 2004...................   10,688,333    $       107     $    38,619     $  43,710     $    82,436
                                             ==========    ===========     ===========     =========     ===========











           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
           (A WHOLLY-OWNED SUBSIDIARY OF ATLAS ENERGY HOLDINGS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)
                                 (in thousands)

                                                                                         2004               2003
                                                                                   ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................     $    10,059         $     6,266
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization...................................           6,779               5,855
     Amortization of deferred finance costs.....................................             320                 281
     Minority interest in Atlas Pipeline Partners, L.P..........................           2,595               1,529
     Loss on asset dispositions.................................................             (49)                (55)
     Property impairments and abandonments......................................             599                  12
     Deferred income taxes......................................................           5,182               3,085

Changes in operating assets and liabilities.....................................          (2,972)              7,188
                                                                                     -----------          ----------

Net cash provided by operating activities.......................................          22,513              24,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................         (17,546)            (12,660)
Proceeds from sale of assets....................................................             159                 119
Decrease (increase) in other assets.............................................            (826)                286
                                                                                     -----------         -----------

Net cash used in investing activities...........................................         (18,213)            (12,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings......................................................................          48,000              53,383
Principal payments on debt......................................................         (38,528)            (55,167)
Payments to parent..............................................................          (7,866)                  -
Dividends paid to parent........................................................         (15,134)                  -
Distributions paid to minority interests of Atlas Pipeline Partners, L.P........          (3,379)             (1,751)
Increase in other assets........................................................            (857)               (592)
                                                                                     -----------         -----------

Net cash used in financing activities...........................................         (17,764)             (4,127)

Increase (decrease) in cash and cash equivalents................................         (13,464)              7,779
Cash and cash equivalents at beginning of period................................          25,372               8,922
                                                                                     -----------         -----------
Cash and cash equivalents at end of period......................................     $    11,908         $    16,701
                                                                                     ===========         ===========






           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for Atlas Pipeline Partners, L.P. ("Atlas Pipeline").

         The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of March 31, 2004 and for the three and six months ended March 31, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the six months ended March 31, 2004 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2004.

         Certain reclassifications have been made to the consolidated financial statements as of September 30, 2003 to conform to the presentation as of and for the three months and six months ended March 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company uses the following methods and assumptions in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables, payables and debt, the carrying amounts approximate fair value because of the short maturity of these instruments.

         For secured revolving credit facilities and all other debt, the carrying value approximates fair value because of the short term maturity of these instruments and the variable interest rates in the debt agreements.

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

STOCK-BASED COMPENSATION

         The Company accounts for its employees' participation in the stock option plans of its parent, Resource America, Inc. ("RAI"), in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirement of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation, as amended by the required disclosures SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." No stock-based employee compensation cost is reflected in net income of the Company, as all options granted under those plans had an exercise price equal to the market value of the underlying RAI common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                     Three Months Ended         Six Months Ended
                                                                           March 31,                March 31,
                                                                     ------------------         ------------------
                                                                      2004        2003           2004         2003
                                                                     ------      ------         ------       ------
                                                                         (in thousands, except per share data)

Net income, as reported........................................    $   5,166    $   4,254      $  10,059      $  6,266
Stock-based employee compensation  expense
    reported in net income, net of tax.........................            -            -              -             -

 Less total stock-based employee compensation
    expense determined under the fair
    value-based method for all awards, net of income
    taxes......................................................          (82)        (115)          (162)         (231)
                                                                   ---------    ---------      ---------      --------
Pro forma net income...........................................    $   5,084    $   4,139      $   9,897      $  6,035
                                                                   =========    =========      =========      ========

Net income per share:
 Basic and diluted - as reported...............................    $     .48    $     .40      $     .94      $    .59
 Basic and diluted - pro forma.................................    $     .48    $     .39      $     .93      $    .56

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

COMPREHENSIVE INCOME

         Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income" and for the Company include only changes in the fair value, net of taxes, of unrealized hedging gains and losses.

                                                                     Three Months Ended         Six Months Ended
                                                                            March 31,                 March 31,
                                                                    --------------------       --------------------
                                                                      2004        2003          2004         2003
                                                                    ---------    --------      -------     --------
                                                                                    (in thousands)
  Net income....................................................    $   5,166    $  4,254     $  10,059    $   6,266
  Other comprehensive loss:
    Unrealized loss on natural gas futures and
       options contracts, net of taxes of $50 and $145..........            -        (106)            -         (318)
                                                                    ---------    --------     ---------    ---------
  Comprehensive income..........................................    $   5,166    $  4,148     $  10,059    $   5,948
                                                                    =========    ========     =========    =========

EARNINGS PER SHARE

         There is no difference between basic and diluted net income per share since there are no potentially dilutive shares outstanding. Earnings per share is determined by dividing net income by the weighted average number of outstanding common shares during the three months ended March 31, 2004 and 2003.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company from time to time enters into natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         At March 31, 2004, the Company had no open natural gas futures contracts related to natural gas sales. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company did not settle any contracts during the six months ended March 31, 2004. The Company recognized losses of $448,000 and $544,000 on settled contracts for the three months and six months ended March 31, 2003, respectively. The Company recognized no gains or losses during the six months ended March 31, 2004 and 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                           March 31,        September 30,
                                                                             2004               2003
                                                                           ---------        -------------
                                                                                  (in thousands)
Mineral interests in properties:
    Proved properties..............................................        $       844       $      844
    Unproved properties............................................                983              563
Wells and related equipment........................................            201,411          184,226
Support equipment..................................................              2,336            2,189
Other..............................................................              7,427            7,299
                                                                           -----------       ----------
                                                                               213,001          195,121
Accumulated depreciation, depletion, amortization and
    valuation allowances:
    Oil and gas properties.........................................            (56,275)         (50,170)
    Other                                                                       (3,040)          (2,691)
                                                                           -----------       ----------
                                                                               (59,315)         (52,861)
                                                                           -----------       ----------
                                                                           $   153,686       $  142,260
                                                                           ===========       ==========


ASSET RETIREMENT OBLIGATIONS

         The Company accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, "Accounting for Asset Retirement Obligations."

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         A reconciliation of the Company's liability for well plugging and abandonment costs for the periods indicated follows:

                                                                     Three Months Ended         Six Months Ended
                                                                           March 31,                March 31,
                                                                     -------------------       -------------------
                                                                      2004        2003          2004         2003
                                                                     ------      ------        ------       ------
                                                                                    (in thousands)
   Asset retirement obligations, beginning
      of period.................................................   $   3,180    $   3,380    $   3,131     $       -
   Liabilities incurred.........................................          71            -          101             -
   Adoption of SFAS 143.........................................           -            -            -         3,380
   Liabilities settled..........................................         (15)           -          (43)            -
   Revisions in estimates.......................................          83            -           83             -
   Accretion expense............................................          52          101           99           101
                                                                   ---------    ---------    ---------     ---------
   Asset retirement obligations, end of period..................   $   3,371    $   3,481    $   3,371     $   3,481
                                                                   =========    =========    =========     =========

         The above accretion expense is included in depreciation, depletion and amortization in the Company's consolidated statements of income.

SUPPLEMENTAL CASH FLOW INFORMATION

         The Company considers temporary investments with maturity at the date of acquisition of 90 days or less to be cash equivalents.

Supplemental disclosure of cash flow information:

                                                                                     Six Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                  2004              2003
                                                                                --------          --------
                                                                                      (in thousands)
CASH PAID DURING THE PERIOD FOR:
Interest....................................................................    $    579         $     636
Income taxes................................................................    $      -         $      82

NON-CASH ACTIVITIES INCLUDE THE FOLLOWING:
Asset retirement obligation.................................................    $    101         $   3,380


                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the revised SFAS No. 132 had no impact on the Company's results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after December 31, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 had no impact on the Company's financial position or results of operations.

         In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). In December 2003, FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities ("VIE's"). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE's expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that is such a primary beneficiary of the VIE is required to consolidate the VIE's assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R are effective immediately for all VIEs created after January 31, 2003 and for VIEs created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 on July 1, 2003 had no impact on the Company's financial position or results of operations.

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

OTHER ASSETS

         The following table provides information about other assets at the dates indicated:

                                                                              March 31,        September 30,
                                                                                 2004              2003
                                                                             ----------        -------------
                                                                                     (in thousands)

Deferred financing costs, net of accumulated amortization of
    $1,411 and $1,091..............................................          $    2,085         $     1,548
Investments..............................................................         2,908               2,974
Other....................................................................         1,897               1,032
                                                                             ----------         -----------
                                                                             $    6,890         $     5,554
                                                                             ==========         ===========

         Deferred financing costs are amortized over the terms of the related loans.

INTANGIBLE ASSETS

         Intangible assets consist of partnership management and operating contracts acquired through acquisitions and recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method over their respective estimated lives, ranging from five to thirteen years. Amortization expense for the six months ended March 31, 2004 and 2003 was $519,000 and $635,000, respectively. The aggregate estimated annual amortization expense is approximately $1.1 million for each of the succeeding five year periods.

         The following table provides information about intangible assets at the dates indicated:

                                                                              March 31,       September 30,
                                                                                 2004             2003
                                                                            -----------       -------------
                                                                                     (in thousands)

Partnership management and operating contracts...........................   $   14,343         $   14,343
Accumulated amortization.................................................       (6,623)            (6,104)
                                                                            ----------         ----------
Intangible assets, net...................................................   $    7,720         $    8,239
                                                                            ===========        ==========


GOODWILL

         The Company accounts for its goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets." The Company evaluates its goodwill at least annually as of the last day of the fiscal year and will reflect the impairment of goodwill, if any, in operating income in the statement of income in the period in which the impairment is indicated. At March 31, 2004 and September 30, 2003, the Company had goodwill of $37.5 million, net of accumulated amortization of $4.2 million.

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4 - DEBT

         Total debt consists of the following:

                                                                               March 31,       September 30,
                                                                                 2004               2003
                                                                               ---------       -------------
                                                                                     (in thousands)

Revolving credit facilities..........................................          $   40,500       $    31,000
Other debt...........................................................                 166               194
                                                                               ----------       -----------
                                                                                   40,666            31,194
Less current maturities..............................................                 (56)              (56)
                                                                               ----------       -----------
                                                                               $   40,610       $    31,138
                                                                               ==========       ===========

         At March 31, 2004, the Company has complied with all covenants in its debt agreements.

NOTE 5 - PENDING ACQUISITION

         In September 2003, Atlas Pipeline entered into a purchase and sale agreement with SEMCO Energy, Inc. ("SEMCO") pursuant to which Atlas Pipeline or its designee will purchase substantially all of the stock of SEMCO's wholly-owned subsidiary, Alaska Pipeline Company ("Alaska Pipeline"), which owns an intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage (the "Acquisition"). The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing.

         As part of the Acquisition, at closing, Alaska Pipeline and ENSTAR Natural Gas Company ("ENSTAR"), a division of SEMCO which conducts its gas distribution business in Alaska, will enter into a Special Contract for Gas Transportation pursuant to which ENSTAR will pay a reservation fee of $943,000 per month for the use of all of the pipeline's transportation capacity plus $.075 per thousand cubic feet, or mcf, of gas transported, for 10 years. During 2003, total gas volumes delivered through the Alaska Pipeline system averaged approximately 147.0 million cubic feet per day. SEMCO will execute a gas transmission agreement with Alaska Pipeline pursuant to which SEMCO will be obligated to make up any difference if the Regulatory Commission of Alaska reduces the transportation rates payable by ENSTAR pursuant to the Special Contract.

         Further, Alaska Pipeline will enter into an Operation and Maintenance and Administrative Services Agreement with ENSTAR under which ENSTAR will continue to operate and maintain the pipeline for at least 5 years for a fee of $334,000 per month for the first three years. Thereafter, ENSTAR's fee will be adjusted for inflation.

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5 - PENDING ACQUISITION - (CONTINUED)

         Consummation of the Acquisition is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline's business. The purchase and sale agreement may be terminated by either SEMCO or Atlas Pipeline if the transaction is not completed by June 16, 2004, unless the party seeking the termination caused the delay by failing to fulfill its obligations under the agreement. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Atlas Pipeline received an early termination of the Hart-Scott-Rodino waiting period in January 2004. On April 20, 2004, the Regulatory Commission issued an order finding that approval of the transaction is in the public interest and consistent with controlling law. Thereafter, SEMCO filed a "Petition for Clarification or Alternatively Reconsideration" with the Regulatory Commission seeking clarification or amendment of the order that SEMCO believed would make the order comply with the regulatory approval requirements of the purchase agreement. On June 4, 2004, the Regulatory Commission issued an order granting SEMCO's motion for reconsideration, vacating its prior order and approving the transfer of control of Alaska Pipeline. In its order, the Regulatory Commission stated that it could not grant the regulatory approvals required by the purchase agreement on the record before it and permitted the parties to request further proceedings. Atlas Pipeline notified SEMCO on June 15, 2004 that it believes SEMCO has breached its obligations under the purchase and has requested that SEMCO participate in the dispute resolution procedures prescribed by the purchase agreement. The acquisition could be delayed or prevented if the dispute is not resolved in a timely manner.

NOTE 6 - COMMON STOCK SPLIT

         On February 10, 2004, the Company filed a registration statement on Form S-1 with respect to a proposed public offering of up to 19.8% of its common stock. On February 27, 2004 the Company effectuated a 106,833 for 1 stock split. Income per share reflecting the retroactive effect of the stock split is presented on the face of the consolidated statements of income for the three months and six months ended March 31, 2004 and 2003. (See Note 8)

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company's operations include two reportable operating segments. In addition to the reportable operating segments, certain other activities are reported in the "Other energy" category. These operating segments reflect the way the Company manages its operations and makes business decisions. The Company does not allocate income taxes to its operating segments.

Operating segment data for the periods indicated are as follows:

THREE MONTHS ENDED MARCH 31, 2004 (in thousands):

                                                                         Production
                                                            Well            and             Other
                                                          Drilling      Exploration      Energy (a)         Total
                                                          ---------     -----------      ----------      -----------
Revenues from external customers......................    $  26,248      $    11,799     $    4,033      $    42,080
Interest income.......................................            -                -             20               20
Interest expense......................................            -                -            473              473
Depreciation, depletion and amortization..............            -            2,513          1,021            3,534
Segment profit (loss).................................        3,007            5,847         (1,141)           7,713
Other significant items:
    Segment assets....................................        7,725          150,683         69,123          227,531

--------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

THREE MONTHS ENDED MARCH 31, 2003 (in thousands):

                                                                        Production
                                                           Well             and             Other
                                                          Drilling      Exploration       Energy (a)         Total
                                                        -----------     -----------       ----------       ---------
Revenues from external customers....................    $   23,366       $   9,416         $  3,692         $  36,474
Interest income.....................................             -               -               47                47
Interest expense....................................             -               -              430               430
Depreciation, depletion  and amortization...........             -           2,034              949             2,983
Segment profit .....................................         1,521           4,206              621             6,348
Other significant items:
    Segment assets..................................         7,332         132,034           56,318           195,684

--------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (CONTINUED)


SIX MONTHS ENDED MARCH 31, 2004 (in thousands):

                                                                        Production
                                                           Well             and             Other
                                                         Drilling       Exploration       Energy (a)          Total
                                                        ----------     ------------      -----------      -----------
Revenues from external customers....................    $   48,207     $    21,995       $    7,737       $    77,939
Interest income.....................................             -               -               59                59
Interest expense....................................             -               -              960               960
Depreciation, depletion and amortization............             -           4,722            2,057             6,779
Segment profit (loss)...............................         5,505          12,031           (2,295)           15,241
Other significant items:
    Segment assets..................................         7,725         150,683           69,123           227,531

--------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

SIX MONTHS ENDED MARCH 31, 2003 (in thousands):

                                                                        Production
                                                           Well             and             Other
                                                         Drilling       Exploration       Energy (a)         Total
                                                        ----------      -----------      -----------      ---------
Revenues from external customers....................    $   29,949        $ 17,485       $    7,175       $  54,609
Interest income.....................................             -               -              138             138
Interest expense....................................             -               -            1,059           1,059
Depreciation, depletion  and amortization...........             -           3,966            1,889           5,855
Segment profit .....................................         1,394           7,826              131           9,351
Other significant items:
    Segment assets..................................         7,332         132,034           56,318         195,684

--------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include well services and transportation. These segments have never met any of the quantitative thresholds for determining reportable segments.

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (CONTINUED)

         Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto, including interest, provision for possible losses and depreciation, depletion and amortization.

         The Company markets its gas and oil production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires in March 2009 to sell the majority of its existing and future production to an affiliate of FirstEnergy Corp., a publicly-traded company (NYSE:FE). Pricing under the contract is tied to index-based formulas which the Company negotiates annually. In order to hedge its gas prices over a longer period of time, the Company recently agreed upon prices under this contract that will be effective through March 2005. Approximately 55% of the Company's current production was dedicated to the performance of this agreement for the six months ended March 31, 2004. Payments to the Company under the agreement are guaranteed by FEC.

         The Company anticipates that it will negotiate mutually agreeable pricing terms for subsequent 12-month periods pursuant to the aforementioned agreement. Management believes that the loss of any one customer would not have a material adverse effect as it believes that, under current market conditions, the Company's production could readily be absorbed by other purchasers.

NOTE 8 - SUBSEQUENT EVENTS

         On June 10, 2004, Atlas Pipeline Partners entered into a definitive agreement to acquire Spectrum Field Services, Inc. ("Spectrum"), whose principal assets comprise 1,900 miles of natural gas pipelines and a natural gas processing facility in Velma, Oklahoma. The total consideration will be approximately $140 million, including the payment of anticipated taxes due as a result of the transaction. The transaction is expected to close in July 2004, subject to receipt of various approvals and other customary closing conditions. Wachovia Bank, National Association has committed to provide financing for the acquisition of Spectrum. In addition, the Company and RAI have committed to the purchase of up to 35.0 million in preferred units upon the closing of the transaction.

         Spectrum is a privately owned natural gas gathering and processing company headquartered in Tulsa, Oklahoma. During 2003, Spectrum processed an average of 48 million cubic feet per day of natural gas and produced an average of 5,100 barrels per day of NGLs. Spectrum currently processes approximately 56 million cubic feet per day of natural gas and produces approximately 5,600 barrels per day of NGLs. The majority of Spectrum's natural gas supply is from long-lived, mid-continent casinghead gas production.

         Approximately 20% of Spectrum's revenues are generated under fee-based arrangements whereby Spectrum receives a fee or fees for gathering, compressing, treating or processing natural gas. The revenue it earns from these arrangements is related to the volume of natural gas that flows through its systems and is not dependent on commodity prices. Approximately 80% of Spectrum's revenues are generated under percentage-of-proceeds, or POP, arrangements. Under POP arrangements, Spectrum generally gathers and processes natural gas on behalf of producers, sells the resulting residue gas and NGL volumes at market prices and remits to producers an agreed upon percentage of the proceeds based on index prices.

                               ATLAS AMERICA, INC.
           (A Wholly-Owned Subsidiary of Atlas Energy Holdings, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 8 - SUBSEQUENT EVENTS - (CONTINUED)

         On May 10, 2004, the Company completed an initial public offering of 2,300,000 shares of its common stock at a price of $15.50 per common share. The net proceeds of the offering of $33.2 million, after deducting underwriting discounts, was distributed to the parent in the form of a repayment of inter-company debt and a non-taxable dividend. On June 1, 2004, the Company sold an additional 345,000 shares, generating an additional $5.0 million of net proceeds, pursuant to the underwriters' exercise of their over allotment option. Following the offering, the parent continues to own approximately 80.2% of the Company's common stock.

         In April 2004, Atlas Pipeline completed a public offering of 750,000 common units of limited partner interest. The net proceeds after underwriting discounts, commissions and estimated costs were approximately $25.0 million. Atlas Pipeline intends to use these proceeds for the acquisition of Alaska Pipeline. To the extent that Atlas Pipeline does not apply the proceeds to the purchase of Alaska Pipeline, it intends to use them as working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

         WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES" "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES INCLUDING THE FOLLOWING:

         o  VOLATILITY IN THE PRICE WE RECEIVE FOR NATURAL GAS WE PRODUCE;

         o  THE SPECULATIVE NATURE OF DRILLING NATURAL GAS WELLS;

         o  COMPETITION IN OBTAINING SUITABLE PROPERTIES ON WHICH TO DRILL;

         o  INHERENT UNCERTAINTY IN OUR ESTIMATES OF PROVED RESERVES;

         o  OUR NEED TO REPLENISH RESERVES TO AVOID PRODUCTION DECLINES;

         o OUR ABILITY TO RAISE CAPITAL FOR OUR DRILLING PROGRAMS THROUGH SPONSORED DRILLING INVESTMENT PARTNERSHIPS;

         o POTENTIAL LOSSES FROM OUR TRANSPORTATION ARRANGEMENTS WITH ATLAS PIPELINE PARTNERS, L.P.; AND

         o ENVIRONMENTAL AND OTHER LIABILITIES THAT WE MAY INCUR AS A RESULT OF OUR DRILLING AND TRANSPORTATION.

         THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


OVERVIEW OF THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

         During the six months ended March 31, 2004 our energy operations continued to grow as we increased our gross revenues, number of wells drilled, number of wells operated and total reserves.

         We finance our drilling operations principally through funds raised from investors in our public and private drilling investment partnerships. The funds we raised in the first three months of fiscal 2004 grew substantially from those we raised in fiscal 2003. The $40.2 million raised in the first three months of fiscal 2004 represented a 70% increase over the $23.7 million raised in first three months of fiscal 2003.

         Our gross revenues depend, to a significant extent, on the price of natural gas which can fluctuate significantly. We seek to balance this volatility with the more stable net income from our well drilling and well servicing operations which are principally fee-based. Our well drilling operations' gross margin was $3.4 million and $6.3 million for three months and six months ended March 31, 2004, respectively.

         Our business strategy for increasing our reserve base includes acquisitions of undeveloped properties or companies with significant amounts of undeveloped property. At March 31, 2004 we had $22.8 million available under our credit facility, which could be employed to finance such acquisitions. However, as a result of our agreements with Resource America, Inc., our ultimate parent, relating to its proposed tax-free distribution to its stockholders of the stock it owns in us, described below under "-Recent Developments," we will be limited in our ability to issue voting securities, non-voting securities or convertible debt and in making acquisitions or entering into mergers or other business combinations that would jeopardize the tax-free status of the distribution until such time that Resource America informs us that it will not complete the distribution.

RECENT DEVELOPMENTS

Public Offerings

         On May 10, 2004, we completed an initial public offering of 2,300,000 shares of our common stock at a price of $15.50 per common share. The net proceeds of the offering of $33.2 million, after deducting underwriting discounts, were distributed to our parent in the form of a repayment of inter-company debt and a non-taxable dividend. On June 1, 2004, we sold an additional 345,000 shares, realizing net proceeds of $5.0 million, pursuant to the underwriters' exercise of their over-allotment option. These proceeds were also distributed to our parent as a special dividend.

         Following the offering, our parent continues to own approximately 80.2% of our common stock. Resource America has advised us that it intends to spin-off its remaining ownership interest in us to its common stockholders by means of a special dividend of all of our common stock owned by Resource America. Resource America has sole discretion if and when to complete the distribution and its terms, and does not intend to complete the distribution unless it receives a ruling from the Internal Revenue Service and/or an opinion from its tax counsel as to the tax-free nature of the distribution to Resource America and its stockholders for U.S. federal income tax purposes. The Internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, so there is significant uncertainty as to whether Resource America will be able to obtain such a ruling. Because of this uncertainty and the fact that the timing and completion of the distribution is in Resource America's sole discretion, we cannot assure you that the distribution will occur by the contemplated time or at all.

         For the proposed distribution of Resource America's common stock in us to its stockholders to be tax-free to them, Resource America must, among other things, own at least 80% of all of our voting power at the time of the distribution. Therefore, until such time that Resource America informs us that it will not complete the distribution, we will be limited in our ability to issue voting securities, non-voting stock or convertible debt without Resource America's prior consent, and Resource America may be unwilling to give that consent. In addition, agreements that we entered into with Resource America upon the closing of our initial public offering prohibit us from making acquisitions or entering into mergers or other business combinations that would jeopardize the tax-free status of the distribution.

         In April 2004, our subsidiary, Atlas Pipeline Partners, L.P., completed a public offering of 750,000 common units of limited partner interest. The net proceeds after underwriting discounts, commissions and estimated costs were approximately $25.0 million. Atlas Pipeline Partners intends to use these proceeds for the acquisition of Alaska Pipeline Company from SEMCO Energy, Inc. described under "-Pending Acquisition." To the extent that Atlas Pipeline does not apply the proceeds to the purchase of Alaska Pipeline, it intends to use them as working capital. As a result of this offering, our ownership interest in Atlas Pipeline Partners was reduced to 32%.

Spectrum Acquisition

         On June 10, 2004, Atlas Pipeline Partners entered into a definitive agreement to acquire Spectrum Field Services, Inc. ("Spectrum"), whose principal assets comprise 1,900 miles of natural gas pipelines and a natural gas processing facility in Velma, Oklahoma. The total consideration will be approximately $140 million, including the payment of anticipated taxes due as a result of the transaction. The transaction is expected to close in July 2004, subject to receipt of various approvals and other customary closing conditions. Wachovia Bank, National Association has committed to provide financing for the acquisition of Spectrum.

         Spectrum is a privately owned natural gas gathering and processing company headquartered in Tulsa, Oklahoma. During 2003, Spectrum processed an average of 48 million cubic feet per day of natural gas and produced an average of 5,100 barrels per day of NGLs. Spectrum currently processes approximately 56 million cubic feet per day of natural gas and produces approximately 5,600 barrels per day of NGLs. The majority of Spectrum's natural gas supply is from long-lived, mid-continent casinghead gas production.

         Approximately 20% of Spectrum's revenues are generated under fee-based arrangements whereby Spectrum receives a fee or fees for gathering, compressing, treating or processing natural gas. The revenue it earns from these arrangements is related to the volume of natural gas that flows through its systems and is not dependent on commodity prices. Approximately 80% of Spectrum's revenues are generated under percentage-of-proceeds, or POP, arrangements. Under POP arrangements, Spectrum generally gathers and processes natural gas on behalf of producers, sells the resulting residue gas and NGL volumes at market prices and remits to producers an agreed upon percentage of the proceeds based on index prices.

RESULTS OF OPERATIONS: ENERGY

         The following tables set forth information relating to production revenues, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil revenues and depletion per mcfe (2) for our energy operations during the periods indicated:

                                                                    Three Months Ended          Six Months Ended
                                                                          March 31,                   March 31,
                                                                -------------------------    -----------------------
                                                                    2004           2003         2004          2003
                                                                   ------         ------       ------        ------
                                                                      (in thousands, except production volume,
                                                                average sales prices, production costs and depletion
                                                                              per equivalent mcfe (2))

   Production revenues:
       Gas (1)................................................   $  10,116      $   8,231    $   19,182     $ 15,281
       Oil....................................................   $   1,666      $   1,187    $    2,789     $  2,203

   Production volume:
       Gas (mcf/day) (1) (2)..................................      18,265         17,933        18,875       18,648
       Oil (bbls/day) (2).....................................         576            410           514          429
       Total (mcfe/day) (2)...................................      21,721         20,393        21,959       21,222

   Average sales prices:
       Gas (per mcf)..........................................   $    6.09      $    5.10     $    5.55     $   4.50
       Oil (per bbl)..........................................   $   31.81      $   32.17     $   29.65     $  28.24

   Production costs (3):
       As a percent of production revenues....................          15%            17%           16%          18%
       Per mcf equivalent unit................................   $     .91      $     .90     $     .85     $    .82

   Depletion per equivalent mcfe..............................   $    1.24      $    1.05     $    1.15     $   1.00

-----------------
(1)      Excludes sales of residual gas and sales to landowners.

(2) As used in this discussion, "mcf" and mmcf" means thousand cubic feet and million cubic feet; "mcfe" and "mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, and "bbls" means barrels. Bbls are converted to mcfe equivalent using the ratio of six mcfs to one bbl.

(3) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Our well drilling revenues and costs and expenses incurred represent the billings and costs associated with the completion of 157 and 123 net wells for partnerships we sponsored in the three months ended March 31, 2004 and 2003, respectively, and 268 and 160 net wells in the six months ended March 31, 2004 and 2003, respectively. The following table sets forth information relating to these revenues and costs during the periods indicated:

                                                                    Three Months Ended          Six Months Ended
                                                                          March 31,                  March 31,
                                                                   ---------------------      ---------------------
                                                                    2004          2003         2004          2003
                                                                   --------     ---------     -------       -------
                                                                               (dollars in thousands)

   Average drilling revenue per well.........................     $     167     $    190     $    180      $    187
   Average drilling cost per well (1)........................           145          165          157           163
                                                                  ---------     --------     --------      --------
   Average drilling gross profit per well....................     $      22     $     25     $     23      $     24
                                                                  =========     ========     ========      ========
   Gross profit margin.......................................     $   3,424     $  3,048     $  6,288      $  3,906
                                                                  =========     ========     ========      ========
   Gross margin percent......................................            13%          13%          13%           13%
                                                                  =========     ========     ========      ========
   Net wells drilled.........................................           157          123          268           160
                                                                  =========     ========     ========      ========

-------------
(1) The amounts shown do not reflect the total cost of a well. The drilling revenue and associated drilling cost reflect that portion of the total well cost that is attributable to our investor partners in each investment drilling program as specified in the relevant drilling contracts.

         Our natural gas revenues were $10.1 million and $19.2 million in the three months and six months ended March 31, 2004, an increase of $1.9 million (23%) and $3.9 million (26%) from $8.2 million and $15.3 million in the three months and six months ended March 31, 2003, respectively. The increases were due to increases in the average sales price of natural gas of 19% and 23% for the three months and six months ended March 31, 2004 and increases of 2% and 1% in the volume of natural gas we produced in the three months and six months ended March 31, 2004, respectively. The $1.9 million increase in gas revenues in the three months ended March 31, 2004 as compared to the prior year period consisted of a $1.6 million increase attributable to increases in natural gas sales prices, and a $293,000 increase attributable to increased production volumes. The $3.9 million increase in natural gas revenues in the six months ended March 31, 2004 as compared to the prior period consisted of a $3.6 million increase attributable to an increase in natural gas sales prices, and a $335,000 increase attributable to increased production volumes.

         Our oil revenues were $1.7 million and $2.8 million in the three months and six month periods ended March 31, 2003, an increase of $479,000 (40%) and $586,000 (27%) from $1.2 million and $2.2 million in the three months and six months ended March 31, 2003, primarily due to increases in oil production volumes of 40% and 20% for the respective periods. Oil prices decreased 1% during the three months and increased 5% during the six months ended March 31, 2004 and 2003, respectively. The $479,000 increase in oil revenues in the three months ended March 31, 2004 as compared to the prior period consisted of increases of $493,000 attributable to increases in oil production volumes offset by $14,000 attributable to decreased sale prices. The $586,000 increase in oil revenues for the six months ended March 31, 2004 as compared to the prior period consisted of increases of $476,000 attributable to increases in production volumes and $110,000 attributable to increased sales prices.

         Our well drilling gross margin was $3.4 million and $6.3 million in the three months and six months ended March 31, 2004, an increase of $376,000 and $2.4 million from $3.0 million and $3.9 million in the three months and six months ended March 31, 2003, respectively. In the three month ended March 31, 2004, the increase of $376,000 was attributable to an increase in the number of wells drilled ($741,000) offset by a decrease in the gross margin per well ($365,000). In the six months ended March 31, 2004, the increase of $2.4 million was attributable to an increase in the number of wells drilled ($2.5 million) offset by a decrease in the gross margin per well ($152,000).

         Our gross profit per well decreased as a result of a decrease in our average cost per well which, because our drilling contracts are on a "cost plus" basis (typically cost plus 15%), determines our average revenue per well. The decrease in our average cost per well in the three month and six months ended March 31, 2004 resulted from a decrease in the cost of tangible equipment used in the wells because a portion of the wells we drilled targeted shallower formations and required less equipment. In addition, it should be noted that "Liabilities associated with drilling contracts" on our balance sheet represents funds raised in our drilling investment program in the first three months of fiscal 2004 that had not been applied to drill wells as of March 31, 2004 due to the timing of drilling operations, and thus had not been recognized as well drilling revenue. We expect to recognize this amount as revenue in the remainder of fiscal 2004. Because we raised $40.2 million in the first quarter of fiscal 2004 alone, we anticipate drilling revenues and related costs to be substantially higher than in fiscal 2003.

         Our transportation revenues increased 13% in the three months and six months ended March 31, 2004 as compared to the prior year periods. This increase resulted from higher gross volumes transported due to the additional volumes associated with new partnership wells drilled by us and connected to our gathering system and an increase in the average prices received for the natural gas transported, upon which the fees chargeable under a portion of our transportation arrangements are based.

         Our production costs were $1.8 million and $3.4 million in the three months and six months ended March 31, 2004, an increase of $151,000 (9%) and $253,000 (8%), respectively. These increases were attributable to increases in repairs and maintenance due to discretionary workovers on marginal wells, and increased transportation expenses associated with increased volumes and the average price received for natural gas transported as a portion of our wells pay transportation fees based on the sales price of the gas transported.

         Our exploration costs were $1.5 million and $1.6 million in the three months and six months ended March 31, 2004, an increase of $570,000 and $567,000 from the three months and six months ended March 31, 2003, respectively. These increases were attributable to expenditures for dry hole costs of $587,000 in the three months ended March 31, 2004 which were charged to operations upon our decision that a well drilled in an exploratory area of our operations was not capable of economic production.

         Our depletion, depreciation and amortization costs consist mainly of depletion of oil and gas properties and amortization of contracts acquired. Our depletion as a percentage of oil and gas production revenues was 21% in the three and six months ended March 31, 2004 compared to 21% and 22% in the three and six months ended March 31, 2003. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices, and fluctuations in the depletable cost basis of oil and gas properties.

         Our interest expense was $473,000 and $960,000 in the three months and six months ended March 31, 2004, an increase of $43,000 and a decrease of $99,000 from $430,000 and $1.1 million in the three and six months ended March 31, 2003, respectively. The increase in the three months ended March 31, 2004 was primarily a result of a write-off of unamortized deferred finance costs upon the amendment of our credit facility with Wachovia Bank. The decrease in the six months ended March 31, 2004 was primarily a result of lower funds borrowed.

         Our general and administrative expenses were $1.2 million and $2.2 million in the three months and six months ended March 31, 2004, a decrease of $14,000 (1%) and $1.4 million (39%), respectively. The decreases were attributable to reimbursements we received for costs we incurred in our partnership management and drilling activities resulting from an increase in the number of wells we drilled and managed compared to the prior year period, which was partially offset by increases in the cost of running our energy corporate office as a result of continued growth in our energy operations.

         At March 31, 2004, we owned 39% of Atlas Pipeline Partners through both our general partner interest and our subordinated limited partner units. As general partner, we control Atlas Pipeline Partners; therefore we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline Partners earnings was $1.3 million and $2.6 million in the three months and six months ended March 31, 2004, as compared to $884,000 and $1.5 million in the three months and six months ended March 31, 2003, an increase of $438,000 (50%) and $1.1 million (70%), respectively. These increases were the result of an increase in Atlas Pipeline Partners' net income principally caused by increases in transportation fees received and an increase in the amount of Atlas Pipeline Partners' earnings attributable to minority interests as a result of its May 2003 public offering.

LIQUIDITY AND CAPITAL RESOURCES

         General. We fund our exploration and production operations from a combination of cash generated by operations, capital raised through drilling investment partnerships and, if required, use of our credit facility. We fund our transportation operations, which are conducted through Atlas Pipeline Partners, through a combination of cash generated by operations, Atlas Pipeline Partners' credit facility and, in fiscal 2003, the sale of Atlas Pipeline Partners' common units.

                                                                                  Six Months Ended
                                                                                      March 31
                                                                           ------------------------------
                                                                              2004               2003
                                                                           ------------      ------------
                                                                                  (in thousands)
  Provided by operations.............................................      $    22,513       $    24,161
  Used in investing activities.......................................          (18,213)          (12,255)
  Used in financing activities.......................................          (17,764)           (4,127)
                                                                           -----------       -----------
                                                                           $   (13,464)      $     7,779
                                                                           ===========       ===========

         We had $11.9 million in cash and cash equivalents on hand at March 31, 2004, as compared to $25.4 million at September 30, 2003. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 19.6 to 1.0 in the six months ended March 21, 2004 as compared to 11.3 to 1.0 in the six months ended March 31, 2003. We had a working capital deficit of $11.4 million and $2.2 million at March 31, 2004 and September 30, 2003, respectively. The increase in our working capital deficit was primarily due to a decrease in cash and cash equivalents at March 31, 2004 as a result of the payment of a dividend to our parent of $15.1 million in the six months ended March 31, 2004. Our long-term debt (including current maturities) to total capital was 49% at March 31, 2004 and 36% at September 30, 2003.

         In March 2004, our available borrowings under our energy credit facility were increased to $65.0 million from $54.2 million. At March 31, 2004, we had $22.8 million and $20.0 million available on this energy credit facility and Atlas Pipeline's credit facility, respectively.

         Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds for our drilling investment partnerships. Net cash provided by operating activities decreased $1.6 million in the six months ended March 31, 2004 to $22.5 million from $24.1 million in the six months ended March 31, 2003, substantially as a result of the following:

         o Changes in operating assets and liabilities decreased operating cash flow by $10.2 million in the six months ended March 31, 2004, compared to the six months ended March 31, 2003, primarily due to payments during the six months ended March 31, 2004 of accounts payable and accrued liabilities. The level of liabilities is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing of funds raised through our investment partnerships.

         o An increase in cash flow before depreciation and amortization of $4.8 million in the six months ended March 31, 2004 as compared to the prior year period principally as a result of higher gas prices.

         o An increase in our deferred tax liability increased cash flow by $2.1 million.

         o An increase in minority interest of $1.1 million due to an increase in Atlas Pipeline Partners' earnings and common units outstanding.

         Cash flows from investing activities. Net cash used in our investing activities increased $6.0 million in the six months ended March 31, 2004 to $18.2 million from $12.2 million in the six months ended March 31, 2003 as a result of the following:

         o Capital expenditures increased $4.9 million due to an increase in the number of wells we drilled

         o Cash used on other assets decreased cash flows by $1.1 million due to costs associated with Atlas Pipeline Partners' pending acquisition.

         Cash flows from financing activities. Net cash used in our financing activities increased $13.6 million in the six months ended March 31, 2004 to $17.8 million from $4.2 million in the six months ended March 31, 2003, as a result of the following:

         o We made payments to our parent of $15.1 million in the form of a dividend and $7.9 million for the repayment of debt in the six months ended March 31, 2004, no such payments were made in the prior year similar period.

         o Net borrowings increased cash flows by $11.3 million in the six months ended March 31, 2004, as compared to the prior year similar period which reflected a pay down of debt.

         o Dividends paid to minority interests increased $1.6 million as a result of higher earnings and more common units outstanding for Atlas Pipeline.

Capital Requirements

         During the six months ended March 31, 2004 and 2003, our capital expenditures related primarily to investments in our drilling partnerships and pipeline expansions, in which we invested $17.3 million and $11.7 million, respectively. For the six months ended March 31, 2004 and the remaining quarters of fiscal 2004, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. We have established two credit facilities to facilitate the funding of our capital expenditures. In March 2004, we obtained an increase in our borrowing base on our credit facility administered by Wachovia Bank to $65.0 million from $54.2 million. In addition, Atlas Pipeline Partners replaced its $15.0 million credit facility with a new $20.0 million credit facility with Wachovia Bank.

         The level of capital expenditures we must devote to our exploration and production operations depends upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $90.0 million in fiscal 2004 through drilling partnerships. Through the six months ended March 31, 2004 we had raised $40.2 million. We believe cash flow from operations and amounts available under our credit facility will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital. For a discussion of limitations on our ability to issue equity or make certain acquisitions or business combinations, see "-Overview of Three and Six Months Ended March 31, 2004 and 2003."

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our contractual obligations at March 31, 2004.

                                                                                   PAYMENTS DUE BY PERIOD
                                                                                       (IN THOUSANDS)
                                                              ------------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS:                                  LESS THAN           1 - 3             4 - 5           AFTER 5
                                                TOTAL            1 YEAR            YEARS             YEARS            YEARS
                                            --------------    -------------    ---------------    -------------   --------------
Long-term debt...........................    $    40,666      $        56       $    40,610       $         -       $       -
Secured revolving credit facilities......              -                -                 -                 -               -
Operating lease obligations..............            978              539               429                10               -
Capital lease obligation.................              -                -                 -                 -               -
Unconditional purchase obligations.......              -                -                 -                 -               -
Other long-term obligations..............              -                -                 -                 -               -
                                             -----------      -----------       -----------       -----------       ---------
Total contractual cash obligations.......    $    41,644      $       595       $    40,659       $        10       $       -
                                             ===========      ===========       ===========       ===========       =========


                                                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                                                   (IN THOUSANDS)
                                                           ---------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS:                               LESS THAN           1 - 3           4 - 5          AFTER 5
                                              TOTAL           1 YEAR            YEARS           YEARS           YEARS
                                           ------------    -------------    --------------    -----------    -------------
Standby letters of credit................   $   1,695          $  1,695      $        -        $       -      $        -
Guarantees...............................           -                 -               -                -               -
Standby replacement commitments..........           -                 -               -                -               -
Other commercial commitments.............       1,414             1,414               -                -               -
                                            ---------          --------      ----------        ---------      ----------
Total commercial commitments.............   $   3,109          $  3,109      $        -        $       -      $        -
                                            =========          ========      ==========        =========      ==========


CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Consolidated Financial Statements" included in this report.

PENDING ACQUISITION

         In September 2003, Atlas Pipeline Partners entered into a purchase and sale agreement with SEMCO Energy, Inc. pursuant to which Atlas Pipeline Partners or its designee will purchase substantially all of the stock of SEMCO Energy's wholly-owned subsidiary, Alaska Pipeline Company, which owns an intrastate natural gas transmission pipeline that delivers gas to metropolitan Anchorage. The total consideration, payable in cash at closing, will be approximately $95.0 million, subject to an adjustment based on the amount of working capital that Alaska Pipeline has at closing.

         If, as we believe will be the case, Atlas Pipeline Partners consummated the transaction, it intends to fund the acquisition price and expenses as follows:

         o Atlas Pipeline Partners will invest $49.4 million in common equity of the SPV. It will fund this investment with the proceeds of its recent public offering, by borrowing all of the $20 million available under its existing credit facility and through $4.4 million of advances from us.

         o The SPV has received a commitment for a $50 million credit facility to be administered by Wachovia Bank, National Association. It will borrow $50 million under this facility.

         As part of the acquisition, at closing, Alaska Pipeline and ENSTAR Natural Gas Company, a division of SEMCO Energy which conducts its gas distribution business in Alaska, will enter into a Special Contract for Gas Transportation pursuant to which ENSTAR will pay a reservation fee of $943,000 per month for the use of all of the pipeline's transportation capacity plus $.075 per thousand cubic feet, or mcf, of gas transported, for 10 years. During 2003, total gas volumes delivered through the Alaska Pipeline system averaged approximately 147.0 million cubic feet per day. SEMCO Energy will execute a gas transmission agreement with Alaska Pipeline pursuant to which SEMCO Energy will be obligated to make up any difference if the Regulatory Commission of Alaska reduces the transportation rates payable by ENSTAR pursuant to the Special Contract.

         Further, Alaska Pipeline will enter into an Operation and Maintenance and Administrative Services Agreement with ENSTAR under which ENSTAR will continue to operate and maintain the pipeline for at least 5 years for a fee of $334,000 per month for the first three years. Thereafter, ENSTAR's fee will be adjusted for inflation.

         Consummation of the acquisition is subject to a number of conditions, including receipt of governmental and non-governmental consents and approvals and the absence of a material adverse change in Alaska Pipeline's business. The purchase and sale agreement may be terminated by either SEMCO Energy or Atlas Pipeline Partners if the transaction is not completed by June 16, 2004, unless the party seeking the termination caused the delay by failing to fulfill its obligations under the agreement. Among the required governmental authorizations are approval of the Regulatory Commission of Alaska and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Atlas Pipeline received an early termination of the Hart-Scott-Rodino waiting period in January 2004. On April 20, 2004, the Regulatory Commission issued an order finding that approval of the transaction is in the public interest and consistent with controlling law. Thereafter, SEMCO filed a "Petition for Clarification or Alternatively Reconsideration" with the Regulatory Commission seeking clarification or amendment of the order that SEMCO believed would make the order comply with the regulatory approval requirements of the purchase agreement. On June 4, 2004, the Regulatory Commission issued an order granting SEMCO's motion for reconsideration, vacating its prior order and approving the transfer of control of Alaska Pipeline. In its order, the Regulatory Commission stated that it could not grant the regulatory approvals required by the purchase agreement on the record before it and permitted the parties to request further proceedings. Atlas Pipeline Partners notified SEMCO Energy on June 15, 2004 that it believes SEMCO Energy has breached its obligations under the purchase agreement and has requested that SEMCO Energy participate in the dispute resolution procedures prescribed by the purchase agreement. The acquisition could be delayed or prevented if the dispute is not resolved in a timely manner.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in interest rates and oil and gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonable possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for purposes other than trading.

GENERAL

         We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments.

         The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2004. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

         Interest Rate Risk. At March 31, 2004, the amount outstanding under our credit facility had increased to $40.5 million from $31.0 million at September 30, 2003. The weighted average interest rate for this facility increased from 2.9% at September 30, 2003 to 3.3% at March 31, 2004 due to a larger portion of our borrowings being at the bank's prime rate. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $87,000.

         Atlas Pipeline Partners has a $20.0 million revolving credit facility to fund the expansion of its existing gathering systems and the acquisitions of other gas gathering systems. In the six months ended March 31, 2004, it had no borrowings under this facility.

         Commodity Price Risk. Our major market risk exposure in commodities is fluctuations in the pricing of our gas and oil production. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. To limit our exposure to changing natural gas prices, we use hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. Our risk management objective is to lock in a range of pricing for expected production volumes.

         We do not hold or issue derivative instruments for trading purposes. Historically, we have entered into financial hedging activities for a portion of our projected natural gas production. We recognize gains and losses from the settlement of these hedges in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when we deliver the associated natural gas. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. We did not settle any contracts during the six months ended March 31, 2004. We recognized losses of $544,000 on settled contracts during the six months ended March 31, 2003. We had no open hedge transactions in place as of March 31, 2004.

         In addition, FirstEnergy Solutions and other third party marketers to which we sell gas, also use financial hedges to hedge their pricing exposure and make price hedging opportunities available to us. These transactions are similar to NYMEX-based futures contracts, swaps and options, but also required firm delivery of the hedged quantity. Thus, we limit these arrangements to much smaller quantities than those projected to be available at any delivery point. For the fiscal year ending September 30, 2004, we estimate in excess of 50% of our produced natural gas volumes will be sold in this manner, leaving our remaining production to be sold at contract prices in the month produced or at spot market prices. We also negotiate with certain purchasers for delivery of a portion of natural gas we will produce for the upcoming twelve months. The prices under most of our gas sales contracts are negotiated on an annual basis and are index-based. Considering those volumes already designated for the fiscal year ending September 30, 2004, and current indices, a theoretical 10% upward or downward change in the price of a natural gas would result in approximately a 5% change in our projected natural gas revenues.

ITEM 4.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of the disclosure committee of our parent, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         There have been no significant changes in our internal controls over financial reporting that has partially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the three months ended March 31, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS:

         Exhibit No.       Description
         -----------       -----------
               3.1         Amended and Restated Certificate of Incorporation.
               3.2         Amended and Restated Bylaws.
              31.1         Rule 13a-14(a)/15d-14(a) Certifications
              31.2         Rule 13a-14(a)/15d-14(a) Certifications
              32.1         Section 1350 Certifications
              32.2         Section 1350 Certifications

              (B)    REPORTS ON FORM 8-K

                     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              ATLAS AMERICA, INC.
                                              (REGISTRANT)

Date:  June 17, 2004                          By:  /s/ Freddie M. Kotek
                                                  ------------------------------
                                                   Freddie M. Kotek
                                                   Executive Vice President and
                                                   Chief Financial Officer



Date:  June 17, 2004                          By:  /s/ Nancy J. McGurk
                                                   -----------------------------
                                                   Nancy J. McGurk
                                                   Senior Vice President and
                                                   Chief Accounting Officer