Form 10-Q
period 2004-06-30
ATLAS AMERICA INC
filed 2004-08-11
CIK 1279228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


                       Commission file number: 333-112653


                               ATLAS AMERICA, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                              51-0404430
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

311 Rouser Road
Moon Township, PA                                            15108
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

                                 Yes [X ] No [ ]

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         13,333,333 Shares                   August 2, 2004

                                               ATLAS AMERICA, INC.
                                            INDEX TO QUARTERLY REPORT
                                                   ON FORM 10-Q


                                                                                                            PAGE
                                                                                                            ----
PART I.           FINANCIAL INFORMATION

   Item 1.       Financial Statements

                 Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and
                     September 30, 2003..............................................................          3

                 Consolidated Statements of Income for the Three and Nine Months Ended
                     June 30, 2004 and 2003 (Unaudited)..............................................          4

                 Consolidated Statement of Changes in Stockholders' Equity for the Nine
                     Months Ended June 30, 2004 (Unaudited)..........................................          5

                 Consolidated Statements of Cash Flows for the Nine Months Ended
                     June 30, 2004 and 2003 (Unaudited)..............................................          6

                 Notes to Consolidated Financial Statements - June 30, 2004 (Unaudited)..............     7 - 19

   Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...................................................................    20 - 30

   Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........................    31 - 32

   Item 4.       Controls and Procedures.............................................................         32

PART II.          OTHER INFORMATION

   Item 2.       Changes in Securities and Use of Proceeds...........................................         33

   Item 4.       Submission of Matters to a Vote of Security Holders.................................         33

   Item 6.       Exhibits and Reports on Form 8-K....................................................    33 - 34

SIGNATURES...........................................................................................         35

                                              ATLAS AMERICA, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share data)

                                                                                June 30,        September 30,
                                                                                  2004              2003
                                                                              -----------       -------------
                                                                              (Unaudited)         (Audited)
ASSETS
Current assets:
     Cash and cash equivalents...........................................     $    39,992       $      25,372
     Accounts receivable.................................................          13,337              12,362
     Accounts receivable - parent........................................           1,915                   -
     Prepaid expenses....................................................           1,481               1,131
                                                                              -----------       -------------
         Total current assets............................................          56,725              38,865

Property and equipment, net..............................................         155,598             142,260

Goodwill                                                                           37,470              37,470
Intangible assets, net...................................................           7,460               8,239
Other assets, net........................................................           9,407               5,554
                                                                              -----------       -------------
                                                                              $   266,660       $     232,388
                                                                              ===========       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt...................................     $        56       $          56
     Accounts payable....................................................          20,282              14,663
     Liabilities associated with drilling contracts......................          18,012              22,157
     Accrued liabilities.................................................           4,537               4,151
                                                                              -----------       -------------
         Total current liabilities.......................................          42,887              41,027

Long-term debt...........................................................          35,846              31,138
Advance from parent......................................................               -               4,498
Deferred tax liability...................................................          30,032              21,031
Other liabilities........................................................           3,515               3,207

Minority interest .......................................................          67,762              43,976

Commitments and contingencies............................................               -                   -

Stockholders' equity:
    Preferred stock, $0.01 par value: 1,000,000 authorized shares........               -                   -
    Common stock, $0.01 par value:  49,000,000 authorized shares ........             133                 107
    Additional paid-in capital...........................................          75,592              38,619
    Retained earnings....................................................          10,893              48,785
                                                                              -----------       -------------
         Total stockholders' equity......................................          86,618              87,511
                                                                              -----------       -------------
                                                                              $   266,660       $     232,388
                                                                              ===========       =============






           See accompanying notes to consolidated financial statements

                                         ATLAS AMERICA, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)

                                                             Three Months Ended     Nine Months Ended
                                                                  June 30,               June 30,
                                                             ------------------    --------------------
                                                              2004        2003       2004         2003
                                                             -------    -------    --------     -------
                                                               (in thousands, except per share data)
   REVENUES
   Well drilling.........................................    $16,370    $ 8,218    $ 64,577     $38,167
   Gas and oil production................................     12,977     10,066      34,972      27,551
   Well services.........................................      2,146      1,737       6,206       5,789
   Transportation........................................      1,344      1,500       4,522       4,310
   Other.................................................        110        346         609         659
                                                             -------    -------    --------     -------
                                                              32,947     21,867     110,886      76,476

   COSTS AND EXPENSES
   Well drilling.........................................     14,235      7,146      56,154      33,189
   Gas and oil production and exploration................      2,369      2,006       7,377       6,194
   Well services.........................................      1,009        903       3,071       2,843
   Transportation........................................        551        629       1,767       1,832
   General and administrative............................      2,604      2,329       4,763       5,770
   Depreciation, depletion and amortization..............      3,458      3,087      10,237       8,942
   Interest..............................................        460        450       1,420       1,509
   Minority interest in Atlas Pipeline Partners, L.P.....      1,593      1,445       4,188       2,974
                                                             -------    -------    --------     -------
                                                              26,279     17,995      88,977      63,253
                                                             -------    -------    --------     -------

   Income from operations before income taxes............      6,668      3,872      21,909      13,223
   Provision for income taxes............................      2,486      1,315       7,668       4,400
                                                             -------    -------    --------     -------
   NET INCOME............................................    $ 4,182    $ 2,557    $ 14,241     $ 8,823
                                                             =======    =======    ========     =======

   NET INCOME PER COMMON SHARE - BASIC ..................    $   .35    $   .24    $   1.28     $   .83
                                                             =======    =======    ========     =======
   Weighted average common shares outstanding............     12,015     10,688      11,129      10,688
                                                             =======    =======    ========     =======

   NET INCOME PER COMMON SHARE - DILUTED.................    $   .35    $   .24    $   1.28     $   .83
                                                             =======    =======    ========     =======
   Weighted average common shares........................     12,018     10,688      11,131      10,688
                                                             =======    =======    ========     =======
















           See accompanying notes to consolidated financial statements

                                             ATLAS AMERICA, INC.
                          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                       NINE MONTHS ENDED JUNE 30, 2004
                                                 (Unaudited)
                                      (in thousands, except share data)






                                                 Common Stock         Additional                 Total
                                             --------------------      Paid-In     Retained   Stockholder's
                                               Shares      Amount      Capital     Earnings      Equity
                                             ----------    ------     ----------   --------   -------------
Balance, October 1, 2003..................   10,688,333    $  107     $   38,619   $ 48,785     $ 87,511
Initial public offering, net of costs.....    2,645,000        26         36,973          -       36,999
Dividend to parent........................            -         -              -    (52,133)     (52,133)
Net income................................            -         -              -     14,241       14,241
                                             ----------    ------     ----------   --------     --------
Balance, June 30, 2004....................   13,333,333    $  133     $   75,592   $ 10,893     $ 86,618
                                             ==========    ======     ==========   ========     ========


























           See accompanying notes to consolidated financial statements

                                               ATLAS AMERICA, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                                June 30,
                                                                                         ----------------------
                                                                                           2004          2003
                                                                                         --------      --------
                                                                                             (in thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................................................      $ 14,241      $  8,823
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, depletion and amortization...................................        10,237         8,942
        Amortization of deferred financing costs...................................           435           423
        Minority interest in Atlas Pipeline Partners, L.P..........................         4,188         2,974
        Gain on asset dispositions.................................................           (41)           (7)
        Property impairments and abandonments......................................           721            18
        Deferred income taxes......................................................         9,001         4,400

   Changes in operating assets and liabilities.....................................         3,211        11,848
                                                                                         --------      --------
   Net cash provided by operating activities.......................................        41,993        37,421

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................       (22,669)      (18,356)
   Proceeds from sale of assets....................................................           242            99
   (Increase) decrease in other assets.............................................        (3,546)          307
                                                                                         --------      --------
   Net cash used in investing activities...........................................       (25,973)      (17,950)

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings......................................................................        61,500        56,383
   Principal payments on debt......................................................       (56,792)      (75,680)
   Payments to parent..............................................................        (9,730)            -
   Issuance of Atlas Pipeline Partners common units................................        25,188        25,255
   Issuance of Atlas America, Inc. common stock....................................        36,999             -
   Dividends paid to parent........................................................       (52,133)            -
   Distributions paid to minority interests of Atlas Pipeline Partners, L.P........        (5,088)       (2,660)
   Increase in other assets........................................................        (1,344)         (622)
                                                                                         --------      --------
   Net cash (used in) provided by financing activities.............................        (1,400)        2,676

   Increase in cash and cash equivalents...........................................        14,620        22,147
   Cash and cash equivalents at beginning of period................................        25,372         8,922
                                                                                         --------      --------
   Cash and cash equivalents at end of period......................................      $ 39,992      $ 31,069
                                                                                         ========      ========









           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Atlas America, Inc. ("the Company") which is an 80.2% owned subsidiary of Resource America, Inc. ("Resource America"). The Company's subsidiaries are all wholly owned except for Atlas Pipeline Partners, L.P. ("Atlas Pipeline").

         The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the nine months ended June 30, 2004 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2004.

         Certain reclassifications have been made to the consolidated financial statements as of September 30, 2003 and for the three months and nine months ended June 30, 2003 to conform to the presentation as of and for the three months and nine months ended June 30, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company uses the following methods and assumptions in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

         For secured revolving credit facilities and all other debt, the carrying value approximates fair value because of the short term maturity of these instruments and the variable interest rates in the debt agreements.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

STOCK-BASED COMPENSATION

         The Company accounts for its employees' participation in the stock option plans of its ultimate parent, Resource America, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirement of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by the required disclosures of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." No stock-based employee compensation cost is reflected in net income of the Company, as all options granted under those plans had an exercise price equal to the market value of the underlying Resource America common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                  Three Months Ended    Nine Months Ended
                                                                        June 30,             June 30,
                                                                  ------------------    -----------------
                                                                     2004     2003        2004      2003
                                                                    ------   ------      ------    ------
                                                                    (in thousands, except per share data)
Net income, as reported.......................................      $4,182   $2,557      $14,241   $8,823
Stock-based employee compensation expense reported in
   net income, net of tax.....................................           -        -            -        -

Less total stock-based employee compensation expense
   determined under the fair value-based method for all
   awards, net of income taxes................................        (307)    (115)        (469)    (346)
                                                                    ------   ------      -------   ------
Pro forma net income..........................................      $3,875   $2,442      $13,772   $8,477
                                                                    ======   ======      =======   ======

Net income per common share:
   Basic - as reported........................................      $  .35   $  .24      $  1.28   $  .83
   Basic - pro forma..........................................      $  .32   $  .23      $  1.24   $  .79
   Diluted - as reported......................................      $  .35   $  .24      $  1.28   $  .83
   Diluted - pro forma........................................      $  .32   $  .23      $  1.24   $  .79

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

                                                                   Three Months Ended   Nine Months Ended
                                                                        June 30,             June 30,
                                                                   ------------------   -----------------
                                                                     2004     2003        2004      2003
                                                                    ------   ------      -------   ------
                                                                               (in thousands)
  Net income....................................................    $4,182   $2,557      $14,241   $8,823
  Other comprehensive loss:
    Unrealized loss on natural gas futures and
       options contracts, net of taxes of $104 and $364.........         -     (212)           -     (740)
    Less:  reclassification adjustment for losses realized
       in net income, net of taxes of $193 and $358.............         -      391            -      726
                                                                    ------   ------      -------   ------

                                                                         -      179            -      (14)
                                                                    ------   ------      -------   ------
  Comprehensive income..........................................    $4,182   $2,736      $14,241   $8,809
                                                                    ======   ======      =======   ======

EARNINGS PER SHARE

         Basic earnings per share are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings per share - diluted is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and dilutive potential shares issuable during the period. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of the Company's stock option plan over the number of such shares that could have been reacquired (at the weighted average price of shares during the period) with the proceeds received from the exercise of the options.

         The following table presents a reconciliation of the components used in the computation of net income per common share-basic and net income per common share-diluted for the periods indicated:

                                                                   Three Months Ended    Nine Months Ended
                                                                         June 30,             June 30,
                                                                   ------------------    -----------------
                                                                      2004     2003        2004     2003
                                                                    -------  -------     -------   -------
                                                                               (in thousands)
  Net income....................................................    $ 4,182  $ 2,557     $14,241   $ 8,823
                                                                    =======  =======     =======   =======

  Weighted average common shares outstanding-basic..............     12,015   10,688      11,129    10,688
  Dilutive effect of stock option and award plan................          3        0           2         0
                                                                    -------  -------     -------   -------
  Weighted average common shares-diluted........................     12,018   10,688      11,131    10,688
                                                                    =======  =======     =======   =======

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

         At June 30, 2004, the Company had no open natural gas futures contracts related to natural gas sales. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Company did not settle any contracts during the nine months ended June 30, 2004. The Company recognized losses of $584,000 and $1.1 million on settled contracts for the three months and nine months ended June 30, 2003, respectively. The Company recognized no gains or losses during the nine months ended June 30, 2004 and 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                           June 30,     September 30,
                                                                             2004           2003
                                                                           --------       --------
Mineral interests in properties:                                                (in thousands)
    Proved properties..............................................        $    844       $    844
    Unproved properties............................................             984            563
Wells and related equipment........................................         206,174        184,226
Support equipment..................................................           2,452          2,189
Other..............................................................           7,529          7,299
                                                                           --------       --------
                                                                            217,983        195,121
Accumulated depreciation, depletion, amortization and
   valuation allowances:
    Oil and gas properties.........................................         (59,262)       (50,170)
    Other .........................................................          (3,123)        (2,691)
                                                                           --------       --------
                                                                            (62,385)       (52,861)
                                                                           --------       --------
                                                                           $155,598       $142,260
                                                                           ========       ========

ASSET RETIREMENT OBLIGATIONS

         The Company accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, "Accounting for Asset Retirement Obligations."

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         A reconciliation of the Company's liability for well plugging and abandonment costs for the periods indicated follows:

                                                                  Three Months Ended    Nine Months Ended
                                                                       June 30,              June 30,
                                                                  ------------------    -----------------
                                                                    2004      2003        2004      2003
                                                                   ------    ------      ------    ------
                                                                               (in thousands)
   Asset retirement obligations, beginning
      of period.................................................    3,371    $3,481      $3,131    $    -
   Liabilities incurred.........................................       50         -         151         -
   Adoption of SFAS 143.........................................        -         -           -     3,380
   Liabilities settled..........................................       (3)        -         (46)        -
   Revisions in estimates.......................................       47         -         130         -
   Accretion expense............................................       50        82         149       183
                                                                   ------    ------      ------    ------
   Asset retirement obligations, end of period..................   $3,515    $3,563      $3,515    $3,563
                                                                   ======    ======      ======    ======

         The above accretion expense is included in depreciation, depletion and amortization in the Company's consolidated statements of income. The asset retirement obligation liabilities are included in "Other Liabilities" in the Company's balance sheets.

SUPPLEMENTAL CASH FLOW INFORMATION

         The Company considers temporary investments with maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                             Nine Months Ended
                                                                                  June 30,
                                                                             ------------------
                                                                              2004        2003
                                                                             ------      ------
                                                                               (in thousands)
Cash paid during the period for:
    Interest...............................................................  $1,100      $1,264
    Income taxes...........................................................  $    -      $  359

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures were effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures were effective for interim periods beginning after December 15, 2003. The adoption of the revised SFAS No. 132 had no impact on the Company's results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 was effective for contracts entered into or modified after December 31, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 had no impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). In December 2003, the FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities ("VIE's"). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a VIE. FIN 46 provides general guidance as to the definition of a VIE and requires it to be consolidated if a party with an ownership, contractual or other financial interest absorbs the majority of the VIE's expected losses, or is entitled to receive a majority of the residual returns, or both. A variable interest holder that is such a primary beneficiary of the VIE is required to consolidate the VIE's assets, liabilities and non-controlling interests at fair value at the date the interest holder first becomes the primary beneficiary of the VIE. FIN 46 and FIN 46-R were effective immediately for all VIEs created after January 31, 2003 and for VIEs created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 on July 1, 2003 had no impact on the Company's financial position or results of operations.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 3 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

OTHER ASSETS

         The following table provides information about other assets at the dates indicated:

                                                                            June 30,     September 30,
                                                                              2004           2003
                                                                            --------     -------------
                                                                                (in thousands)
Deferred financing costs, net of accumulated amortization of
    $999 and $1,091......................................................    $2,456         $1,548
Investments..............................................................     2,897          2,974
Other....................................................................     4,054          1,032
                                                                             ------         ------
                                                                             $9,407         $5,554
                                                                             ======         ======

         Deferred financing costs are amortized over the terms of the related loan agreements.

INTANGIBLE ASSETS

         Intangible assets consist of partnership management and operating contracts acquired through acquisitions and recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance method over their respective estimated lives, ranging from five to thirteen years. Amortization expense for the nine months ended June 30, 2004 and 2003 was $779,000 and $953,000, respectively. The aggregate estimated annual amortization expense is approximately $1.1 million for each of the succeeding five year periods.

         The following table provides information about intangible assets at the dates indicated:

                                                                             June 30,    September 30,
                                                                               2004          2003
                                                                             --------    -------------
                                                                                 (in thousands)
Partnership management and operating contracts...........................    $14,343        $14,343
Accumulated amortization.................................................     (6,883)        (6,104)
                                                                             -------        -------
Intangible assets, net...................................................    $ 7,460        $ 8,239
                                                                             =======        =======

GOODWILL

         The Company accounts for its goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets." The Company evaluates its goodwill at least annually as of the last day of the fiscal year and will reflect the impairment of goodwill, if any, in operating income in the statement of income in the period in which the impairment is indicated. At June 30, 2004 and September 30, 2003, the Company had goodwill of $37.5 million, net of accumulated amortization of $4.2 million.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 4 - DEBT

         Total debt consists of the following:

                                                                             June 30,    September 30,
                                                                               2004          2003
                                                                             -------     -------------
                                                                                (in thousands)
Revolving credit facilities..........................................        $35,750       $31,000
Other debt...........................................................            152           194
                                                                             -------       -------
                                                                              35,902        31,194
Less current maturities..............................................            (56)          (56)
                                                                             -------       ------
                                                                             $35,846       $31,138
                                                                             =======       =======

         At June 30, 2004, the Company has complied with all covenants in its debt agreements.

NOTE 5 - COMMON STOCK SPLIT

         On February 27, 2004 the Company effectuated a 106,833 for 1 stock split in connection with its then-pending initial public offering of its common shares. Income per share reflecting the retroactive effect of the stock split is presented on the face of the consolidated statements of income for the nine months ended June 30, 2004 and the three and nine months ended June 30, 2003.

NOTE 6 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

Operating segment data for the periods indicated are as follows:

THREE MONTHS ENDED JUNE 30, 2004 (in thousands):

                                                                          Production
                                                             Well            and              Other
                                                           Drilling      Exploration       Energy (a)        Total
                                                           --------      -----------       ----------      --------
Revenues from external customers.......................    $ 16,370      $    12,977       $    3,600      $ 32,947
Interest income........................................           -                -               67            67
Interest expense.......................................           -                -             460            460
Depreciation, depletion and amortization...............           -            2,468              990         3,458
Segment profit (loss)..................................       1,753            8,024           (3,109)        6,668
Other significant items:
    Segment assets.....................................       7,951          156,895          101,814       266,660

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 6 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2003 (in thousands):

                                                                       Production
                                                         Well             and                Other
                                                        Drilling      Exploration          Energy (a)       Total
                                                       ---------      -----------          ----------      --------
Revenues from external customers...................    $   8,218      $    10,066          $    3,583      $ 21,867
Interest income....................................            -                -                  32            32
Interest expense...................................            -                -                 450           450
Depreciation, depletion  and amortization..........            -            2,107                 980         3,087
Segment profit (loss)..............................        2,494            5,307              (3,929)        3,872
Other significant items:
    Segment assets.................................        7,244          136,309              87,707       231,260

NINE MONTHS ENDED JUNE 30, 2004 (in thousands):

                                                                       Production
                                                         Well             and                Other
                                                        Drilling      Exploration          Energy (a)        Total
                                                       ---------      -----------          ----------      --------
Revenues from external customers...................    $  64,577      $    34,972          $   11,337      $110,886
Interest income....................................            -                -                 126           126
Interest expense...................................            -                -               1,420         1,420
Depreciation, depletion and amortization...........            -            7,190               3,047        10,237
Segment profit (loss)..............................        7,258           20,055              (5,404)       21,909
Other significant items:
    Segment assets.................................        7,951          156,895             101,814       266,660

NINE MONTHS ENDED JUNE 30, 2003 (in thousands):

                                                                       Production
                                                         Well             and                Other
                                                        Drilling      Exploration          Energy (a)        Total
                                                       ---------      -----------          ----------      --------
Revenues from external customers...................    $  38,167      $    27,551          $   10,758      $ 76,476
Interest income....................................            -               -                  170           170
Interest expense...................................            -               -                1,509         1,509
Depreciation, depletion  and amortization..........            -            6,073               2,869         8,942
Segment profit (loss)..............................        3,888           13,133              (3,798)       13,223
Other significant items:
    Segment assets.................................        7,244         136,309               87,707       231,260

---------------------------
(a) Revenues and expenses from segments below the quantitative thresholds are attributable to two operating segments of the Company: well services and transportation. These segments have never met any of the quantitative thresholds for determining reportable segments. Other energy also includes non-allocable interest, minority interest and general and administrative expenses.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 6 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (CONTINUED)

         Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto, including interest and depreciation, depletion and amortization.

         The Company markets its gas and oil production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts. The Company is party to a ten-year agreement which expires in March 2009 to sell the majority of its existing and future production to an affiliate of FirstEnergy Corp. ("FEC"), a publicly-traded company (NYSE:FE). Pricing under the contract is tied to index-based formulas which the Company negotiates annually and payments are guaranteed by FEC.

         The Company anticipates that it will negotiate mutually agreeable pricing terms for subsequent 12-month periods pursuant to the aforementioned agreement. Management believes that the loss of any one customer would not have a material adverse effect as it believes that, under current market conditions, the Company's production could readily be absorbed by other purchasers.

NOTE 7 - PUBLIC OFFERINGS

         In May 2004, the Company completed an initial public offering of 2,645,000 shares of its common stock at a price of $15.50 per common share including underwriters' over allotment. The net proceeds of the offering of $37.0 million, after deducting underwriting discounts, were distributed to its parent in the form of a repayment of inter-company debt and a non-taxable dividend. Following the offering, its parent continues to own approximately 80.2% of the Company's common stock.

         In April 2004, Atlas Pipeline completed a public offering of 750,000 common units. The net proceeds after underwriting discounts, commissions and costs were approximately $25.2 million. Following this offering, common units represented 67.9% of the limited partnership interest in Atlas Pipeline. Atlas Pipeline's general partner, a wholly-owned subsidiary of the Company, simultaneously contributed $512,700 in cash to Atlas Pipeline as required by Atlas Pipeline's partnership agreement. As a result of SEMCO Energy, Inc.'s ("SEMCO") purported termination of Atlas Pipeline's acquisition of Alaska Pipeline Company on July 1, 2004, Atlas Pipeline used these proceeds for the acquisition of Spectrum Field Services, Inc. ("Spectrum") in July 2004 (see Note
10).

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 8 - RELATED PARTY TRANSACTION

         In June 2004, Atlas Pipeline entered into a definitive agreement to acquire Spectrum, whose principal assets include 1,900 miles of natural gas pipelines and a natural gas processing facility in Velma, Oklahoma (see Note
10). In connection with the acquisition of Spectrum, Resource America and the Company committed to purchase up to $25.0 million of preferred units in Atlas Pipeline Operating Partnership, L.P., Atlas Pipeline's subsidiary, upon the closing of the acquisition. In consideration for their commitment, upon the closing of the Spectrum acquisition on July 16, 2004 and the purchase by each of $10.0 million in preferred units, Atlas Pipeline paid Resource America and the Company commitment fees of $750,000 and $500,000, respectively. On July 20, 2004, Atlas Pipeline repurchased the preferred units from each of Resource America and the Company for $10.2 million.

NOTE 9 - BENEFIT PLANS

         Atlas Pipeline has a Long-Term Incentive Plan for officers and non-employee managing board members of its general partner and employees of the general partner, consultants and joint venture partners who perform services for Atlas Pipeline. During the nine months ended June 30, 2004, 61,098 phantom units were granted. Grants for 846 units were forfeited during the three months ended June 30, 2004, leaving 60,252 phantom units outstanding as of June 30, 2004. Atlas Pipeline recognized $69,800 and $72,300 in compensation expense related to these grants and their associated distributions in the three months and nine months ended June 30, 2004. The fair market value associated with these grants was $2.2 million which will be amortized into expense over the vesting period of the units.

         The Company has a Stock Incentive Plan for employees, consultants and directors of the Company and its affiliates, in which a maximum of 1,333,333 shares are reserved for issuance. In May 2004, 4,835 deferred units representing a right to receive a share of common stock over a 4-year vesting period (at an average price of $15.50 per unit) were issued to non-employee directors of the Company under this plan. The fair value of the grants awarded ($75,000 in total) will be charged to operations over the vesting period. Units will vest sooner upon a change of control of the Company or death or disability of a grantee. Upon termination of service by a grantee, all unvested units are forfeited.

         In May 2004, the Company entered into an employment agreement with the Chairman of its Board pursuant to which the Company has agreed to provide him with a supplemental employment retirement plan ("SERP") and with certain financial benefits upon termination of his employment. Under the SERP, he will be paid an annual benefit equal to the product of (a) 6.5% multiplied by, (b) his base salary at the time of his retirement, death or other termination of employment with the Company, multiplied by, (c) the amount of years he shall be employed by the Company commencing upon the effective date of the SERP agreement, limited to an annual maximum benefit of 65% of his final base salary and a minimum of 26% of his final base salary. During the three months ended June 30, 2004, operations were charged $20,000 with respect to this commitment.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10 - SUBSEQUENT EVENTS

ACQUISITION

         On July 16, 2004, Atlas Pipeline acquired Spectrum for approximately $145.3 million, including the payment of anticipated taxes due as a result of the transaction.

         Atlas Pipeline financed the Spectrum acquisition, including approximately $2.1 million of transaction costs, as follows:

         o borrowing $100.0 million under the term loan portion and $2.2 million under the revolving credit portion of its $135.0 million senior secured term loan and revolving credit facility administered by Wachovia Bank, National Association;

         o using the $20.0 million of proceeds received from the sale to Resource America and the Company of preferred units in Atlas Pipeline Operating Partnership; and

         o using $25.2 million of net proceeds from Atlas Pipeline Partners' April 2004 common unit offering.

CREDIT FACILITY

         On July 16, 2004 Atlas Pipeline entered into a new $135.0 million credit facility which replaces its existing $20.0 million facility. The loan arrangement, for which Wachovia Bank, National Association will serve as administrative agent, includes eleven additional lenders. The facility is comprised of a five-year $100.0 million term loan and a four-year $35.0 million revolving line of credit which can be increased by an additional $40.0 million under certain circumstances.

PUBLIC OFFERING OF UNITS

         On July 20, 2004 Atlas Pipeline closed an offering of 2,100,000 of its common units through underwriters led by Lehman Brothers and including A.G. Edwards & Sons, Inc., Friedman Billings Ramsey, KeyBanc Capital Markets and Sanders Morris Harris, which was priced at $34.76 per common unit. After underwriting discounts and commissions, Atlas Pipeline received net proceeds of $69.5 million.

         Atlas Pipeline has granted the underwriters an over-allotment option for an additional 315,000 common units exercisable within thirty days. The over-allotment option, if fully exercised, would generate an additional $10.4 million in net proceeds for Atlas Pipeline.

         Atlas Pipeline used a portion of the net proceeds of the offering to repay $40.0 million of the borrowings under its new credit facility and to repurchase for $20.4 million the preferred units issued to Resource America and the Company. The balance of approximately $8.9 million will be used for working capital.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10- SUBSEQUENT EVENTS - (CONTINUED)

ALASKA PIPELINE COMPANY ACQUISITION

         In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy Inc. ("SEMCO") to purchase all of the stock of Alaska Pipeline Company. The Regulatory Commission of Alaska approved the transaction, but on June 4, 2004 vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent the Partnership a notice purporting to terminate the transaction. Atlas Pipeline believes SEMCO caused the delay in closing the transaction and breached its obligations under the acquisition agreement. Atlas Pipeline intends to vigorously pursue its remedies under the acquisition agreement. In connection with the acquisition, Atlas Pipeline incurred $2.2 million of costs, which are included in other assets on Atlas Pipeline's balance sheet.

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

OVERVIEW OF THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

         During the nine months ended June 30, 2004, our operations continued to grow as we increased our gross revenues, number of wells drilled, number of wells operated and total reserves.

         We finance our drilling operations principally through funds raised from investors in our public and private drilling investment partnerships. The $67.8 million raised in the first nine months of fiscal 2004 represented a 43% increase over the $47.5 million raised in first nine months of fiscal 2003.

         Our gross revenues depend, to a significant extent, on the price of natural gas which can fluctuate significantly. We seek to balance this volatility with the more stable net income from our well drilling and well servicing operations which are principally fee-based. Our well drilling operations' gross margin was $2.1 million and $8.4 million for three months and nine months ended June 30, 2004, respectively.

         Our business strategy for increasing our reserve base includes acquisitions of undeveloped properties or companies with significant amounts of undeveloped property. At June 30, 2004, we had $27.6 million available under our credit facility, which could be employed to finance such acquisitions. However, as a result of our agreements with Resource America, Inc., our ultimate parent, relating to its proposed tax-free distribution to its stockholders of the stock it owns in us, described below under "-Recent Developments," we will be limited in our ability to issue voting securities, non-voting securities or convertible debt and in making acquisitions or entering into mergers or other business combinations that would jeopardize the tax-free status of the distribution until such time that Resource America completes the spin-off or informs us that it will not complete the distribution.

PUBLIC OFFERINGS

         In May 2004, we completed an initial public offering of 2,645,000 shares of our common stock at a price of $15.50 per common share. The net proceeds of the offering of $37.0 million, after deducting underwriting discounts, were distributed to our parent in the form of a repayment of inter-company debt and a non-taxable dividend. Following the offering, our parent continues to own approximately 80.2% of our common stock.

         Resource America has advised us that it intends to spin-off its remaining ownership interest in us to its common stockholders by means of a tax free distribution to its shareholders of all of our common stock owned by Resource America. Resource America has sole discretion if and when to complete the distribution and its terms, and does not intend to complete the distribution unless it receives a ruling from the Internal Revenue Service and/or an opinion from its tax counsel as to the tax-free nature of the distribution to Resource America and its stockholders for U.S. federal income tax purposes. The Internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, so there is significant uncertainty as to whether Resource America will be able to obtain such a ruling. Because of this uncertainty and the fact that the timing and completion of the distribution is in Resource America's sole discretion, we cannot assure you that the distribution will occur.

         For the proposed distribution of Resource America's common stock in us to its stockholders to be tax-free to them, Resource America must, among other things, own at least 80% of all of our voting power at the time of the distribution. Therefore, until such time that Resource America completes the distribution or informs us that it will not complete the distribution, we will be limited in our ability to issue voting securities, non-voting stock or convertible debt without Resource America's prior consent, and Resource America may be unwilling to give that consent. In addition, agreements that we entered into with Resource America upon the closing of our initial public offering prohibit us from making acquisitions or entering into mergers or other business combinations that would jeopardize the tax-free status of the distribution.

         In April 2004, our subsidiary, Atlas Pipeline Partners, completed a public offering of 750,000 common units of limited partner interest. The net proceeds after underwriting discounts, commissions and estimated costs were approximately $25.2 million.

SPECTRUM ACQUISITION

         On July 16, 2004, Atlas Pipeline acquired Spectrum for approximately $145.3 million, including the payment of anticipated taxes due as a result of the transaction. This acquisition significantly increases Atlas Pipeline's size and diversifies the natural gas supply basins in which it operates and the natural gas midstream services it provides to our customers.

         Atlas Pipeline financed the Spectrum acquisition, including approximately $2.1 million of transaction costs as follows:

         o borrowing $100.0 million under the term loan portion and $2.2 million under the revolving credit portion of our $135.0 million senior secured term loan and revolving credit facility administered by Wachovia Bank, National Association;

         o using the $20.0 million of net proceeds received from the sale to Resource America and us of preferred units in Atlas Pipeline Operating Partnership; and

         o using $25.2 million of the net proceeds from Atlas Pipeline's April 2004 common unit offering.

         On July 20, 2004 Atlas Pipeline closed an offering of 2,100,000 of its common units through underwriters led by Lehman Brothers and including A.G. Edwards & Sons, Inc., Friedman Billings Ramsey, KeyBanc Capital Markets and Sanders Morris Harris, which was priced at $34.76 per common unit. After underwriting discounts and commissions Atlas Pipeline received net proceeds of $69.5 million. It also granted the underwriters an over-allotment option for an additional 315,000 common units exercisable within thirty days. The over-allotment option, if fully exercised, would generate an additional $10.4 million in net proceeds for Atlas Pipeline.

         Atlas Pipeline used a portion of the net proceeds of this offering to repay $40.0 million of the borrowings under its new credit facility and to repurchase for $20.4 million the preferred units it issued to Resource America and us. Atlas Pipeline will use the balance of approximately $8.9 million for working capital.

     The acquisition of Spectrum will significantly change our financial position and results of operations. With proceeds from Atlas Pipeline's
July 2004 public offering, it reduced outstanding debt to $60.0 million, leaving an available borrowing capacity $73.0 million. Atlas Pipeline intends to finance its growth with a combination of long-term debt and equity to maintain its financial flexibility to fund future opportunities.

ALASKA PIPELINE COMPANY ACQUISITION

     In September 2003, Atlas Pipeline entered into an agreement with SEMCO to purchase all of the stock of Alaska Pipeline Company. The Regulatory Commission of Alaska approved the transaction, but on June 4, 2004 vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent the Partnership a notice purporting to terminate the transaction. Atlas Pipeline believes SEMCO caused the delay in closing the transaction and breached its obligations under the acquisition agreement. Atlas Pipeline intends to vigorously pursue its remedies under the acquisition agreement. In connection with the acquisition, Atlas Pipeline incurred $2.2 million of costs, which are included in other assets on Atlas Pipeline's balance sheet.

RESULTS OF OPERATIONS

         The following tables set forth information relating to production revenues, daily production volumes, average sales prices, production costs as a percentage of natural gas and oil revenues and depletion for our energy operations during the periods indicated:

                                                                Three Months Ended        Nine Months Ended
                                                                      June 30,                June 30,
                                                                ------------------       ------------------
                                                                   2004     2003          2004        2003
                                                                 -------   -------       -------    -------
   Production revenues (in thousands):
       Gas (1)................................................   $11,607   $ 9,027       $30,789    $24,308
       Oil....................................................   $ 1,395   $ 1,021       $ 4,183    $ 3,224

   Production volume:
       Gas (mcf/day) (1) (2)..................................    20,710    18,118        19,485     18,471
       Oil (bbls/day) (2).....................................       452       427           494        428
       Total (mcfe/day) (2)...................................    23,422    20,680        22,449     21,039

   Average sales prices:
       Gas (per mcf)..........................................   $  6.16   $  5.47       $  5.77    $  4.82
       Oil (per bbl)..........................................   $ 33.87   $ 26.25       $ 30.93    $ 27.58

   Production costs (3):
       As a percent of production revenues....................       14%       17%           15%        18%
       Per mcf equivalent unit................................   $   .84   $   .90       $   .84    $   .85

   Depletion per equivalent mcfe..............................   $  1.13   $  1.12       $  1.17    $  1.06

---------------------------
(1) Excludes sales of residual gas and sales to landowners.

(2) As used in this discussion, "mcf" and mmcf" means thousand cubic feet and million cubic feet; "mcfe" and "mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, and "bbls" means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(3) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Our well drilling revenues and costs and expenses incurred represent the billings and costs associated with the completion of 68 and 29 net wells for partnerships we sponsored in the three months ended June 30, 2004 and 2003, respectively, and 336 and 189 net wells in the nine months ended June 30, 2004 and 2003, respectively. The following table sets forth information relating to these revenues and costs during the periods indicated:

                                                          Three Months Ended      Nine Months Ended
                                                               June 30,               June 30,
                                                          ------------------      -----------------
                                                           2004        2003        2004       2003
                                                          ------      ------      ------     ------
                                                                      (dollars in thousands)
   Average drilling revenue per well...................   $  241      $  283      $  192     $  202
   Average drilling cost per well (1)..................      209         246         167        176
                                                          ------      ------      ------     ------
   Average drilling gross profit per well..............   $   32      $   37      $   25     $   26
                                                          ======      ======      ======     ======
   Gross profit margin.................................   $2,135      $1,072      $8,423     $4,978
                                                          ======      ======      ======     ======
   Gross margin percent................................       13%         13%         13%        13%
                                                          ======      ======      ======     ======
   Net wells drilled...................................       68          29         336        189
                                                          ======      ======      ======     ======

---------------------------
(1) The amounts shown do not reflect the total cost of a well. The drilling revenue and associated drilling cost reflect that portion of the total well cost that is attributable to our investor partners in each investment drilling program as specified in the relevant drilling contracts.

         Our natural gas revenues were $11.6 million and $30.8 million in the three months and nine months ended June 30, 2004, an increase of $2.6 million (29%) and $6.5 million (27%) from $9.0 million and $24.3 million in the three months and nine months ended June 30, 2003, respectively. The increases were due to increases in the average sales price of natural gas of 13% and 20% for the three months and nine months ended June 30, 2004 and increases of 14% and 5% in the volume of natural gas we produced in the three months and nine months ended June 30, 2004, respectively. The $2.6 million increase in gas revenues in the three months ended June 30, 2004 as compared to the prior year period consisted of a $1.1 million increase attributable to increases in natural gas sales prices, and a $1.5 million increase attributable to increased production volumes. The $6.5 million increase in natural gas revenues in the nine months ended June 30, 2004 as compared to the prior period consisted of a $4.8 million increase attributable to an increase in natural gas sales prices, and a $1.7 million increase attributable to increased production volumes.

         Our oil revenues were $1.4 million and $4.2 million in the three months and nine month periods ended June 30, 2004, an increase of $374,000 (37%) and $959,000 (30%) from $1.0 million and $3.2 million in the three months and nine months ended June 30, 2003, primarily due to increases in oil production volumes of 6% and 15% and increases in oil prices of 29% and 12% during the three months and nine months ended June 30, 2004 and 2003, respectively. The $374,000 increase in oil revenues in the three months ended June 30, 2004 as compared to the prior period consisted of $296,000 attributable to increases in oil sale prices, and a $78,000 increase in production volumes. The $959,000 increase in oil revenues for the nine months ended June 30, 2004 as compared to the prior period consisted of $392,000 attributable to increases in oil sale prices, and a $567,000 increase in production volumes.

         Our well drilling gross margin was $2.1 million and $8.4 million in the three months and nine months ended June 30, 2004, an increase of $1.1 million and $3.4 million from $1.1 million and $5.0 million in the three months and nine months ended June 30, 2003, respectively. In the three months ended June 30, 2004, the increase of $1.1 million was attributable to an increase in the number of wells drilled ($1.2 million) offset by a decrease in the gross margin per well ($161,000). In the nine months ended June 30, 2004, the increase of $3.4 million was attributable to an increase in the number of wells drilled ($3.7 million) offset by a decrease in the gross margin per well ($240,000).

         Our gross profit per well decreased as a result of a decrease in our average cost per well which, because our drilling contracts are on a "cost plus" basis (typically cost plus 15%), determines our average revenue per well. The decrease in our average cost per well in the three months and nine months ended June 30, 2004 resulted from a decrease in the cost of tangible equipment used in the wells because a portion of the wells we drilled targeted shallower formations and required less equipment. In addition, it should be noted that "Liabilities associated with drilling contracts" on our balance sheet represents funds raised in our drilling investment program in the first nine months of fiscal 2004 that had not been applied to drill wells as of June 30, 2004 due to the timing of drilling operations, and thus had not been recognized as well drilling revenue. We expect to recognize this amount as revenue in the remainder of fiscal 2004. Because we raised $40.2 million in the first quarter of fiscal 2004 alone, we anticipate drilling revenues and related costs to be substantially higher than in fiscal 2003.

         Our production costs were $1.8 million and $5.2 million in the three months and nine months ended June 30, 2004, an increase of $84,000 (5%) and $337,000 (7%) from the three months and nine months ended June 30, 2003, respectively. These increases include normal operating expenses and coincide with the increased production revenues we realize from the increased number of wells we operate. Production costs per equivalent unit produced remained consistent at $.84 per mcfe for the three months and nine months ended June 30, 2004, a decrease of $.06 per mcfe (7%) and $.01 per mcfe (1%) compared to the prior year periods.

         Our exploration costs were $585,000 and $2.2 million in the three months and nine months ended June 30, 2004, an increase of $279,000 and $846,000 from the three months and nine months ended June 30, 2003, respectively. These increases were principally attributable to dry hole costs of $116,000 and $703,000 in the three months and nine months ended June 30, 2004. We charge expenditures made for drilled wells in an exploratory area of our operations which we determine are not capable of economic production to operations upon making that determination.

         Our depletion, depreciation and amortization costs consist mainly of depletion of oil and gas properties and amortization of contracts acquired. Our depletion as a percentage of oil and gas production revenues was 19% and 21% in the three and nine months ended June 30, 2004 compared to 21% and 22% in the three and nine months ended June 30, 2003. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices, and fluctuations in the depletable cost basis of oil and gas properties.

         Our interest expense was $460,000 and $1.4 million in the three months and nine months ended June 30, 2004, an increase of $10,000 and a decrease $89,000 from $450,000 and $1.5 million in the three months and nine months ended June 30, 2003, respectively. The decrease in the nine months ended June 30, 2004 was primarily a result of lower funds borrowed.

         Our general and administrative expenses were $2.6 million and $4.8 million in the three months and nine months ended June 30, 2004, an increase of $275,000 (12%) and decrease of $1.0 million (17%), respectively. The increase in the three months ended June 30, 2004 was a result of increases in salaries and wages and outside services due to the growth of our energy operations. These increases were partially offset by reimbursements we received for costs incurred in our partnership management and drilling activities resulting from an increase in the number of wells drilled and managed compared to the prior year period. The decrease in the nine months ended June 30, 2004 was attributable to reimbursements we received for costs we incurred in our partnership management and drilling activities, partially offset by increases in the cost of running our energy corporate office as a result of continued growth in our energy operations.

         At June 30, 2004, we owned a combined 34% interest in Atlas Pipeline through both our general partner interest and our subordinated limited partner units. As general partner, we control Atlas Pipeline; therefore we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline earnings was $1.6 million and $4.2 million in the three months and nine months ended June 30, 2004, as compared to $1.4 million and $3.0 million in the three months and nine months ended June 30, 2003, an increase of $148,000 (10%) and $1.2 million (41%), respectively. These increases were the result of an increase in Atlas Pipeline's net income principally caused by increases in transportation fees received and an increase in the amount of its earnings attributable to minority interests as a result of its May 2003 and April 2004 public offerings.

LIQUIDITY AND CAPITAL RESOURCES

         General. We fund our exploration and production operations from a combination of cash generated by operations, capital raised through drilling investment partnerships and, if required, use of our credit facility. We fund our transportation operations, which are conducted through Atlas Pipeline, through a combination of cash generated by operations, Atlas Pipeline's credit facility and the sale of Atlas Pipeline's common units. The following table sets forth our sources and uses of cash for the periods indicated:

                                                                             Nine Months Ended
                                                                                  June 30
                                                                           ---------------------
                                                                             2004         2003
                                                                           --------     --------
                                                                              (in thousands)
  Provided by operations.............................................      $ 41,993     $ 37,421
  Used in investing activities.......................................       (25,973)     (17,950)
  (Used in) provided by financing activities.........................        (1,400)       2,676
                                                                           --------     --------
                                                                           $ 14,620     $ 22,147
                                                                           ========     ========

         We had $40.0 million in cash and cash equivalents on hand at June 30, 2004, as compared to $25.4 million at September 30, 2003. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 19.4 to 1.0 in the nine months ended June 30, 2004 as compared to 11.7 to 1.0 in the nine months ended June 30, 2003. We had working capital of $13.8 million and a working capital deficit of $2.2 million at June 30, 2004 and September 30, 2003, respectively. The increase in our working capital was primarily due to an increase in cash and cash equivalents at June 30, 2004 as a result of our public offerings and funds received from our sponsored investment drilling programs. Our long-term debt (including current maturities) was 41% of our total capital at June 30, 2004 and 36% at September 30, 2003.

         In March 2004, the borrowing base under our energy credit facility was increased to $65.0 million from $54.2 million. At June 30, 2004, we had $28.3 million and $20.0 million available on this energy credit facility and Atlas Pipeline's credit facility, respectively.

         Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds for our drilling investment partnerships. Net cash provided by operating activities increased $4.6 million in the nine months ended June 30, 2004 to $42.0 million from $37.4 million in the nine months ended June 30, 2003, substantially as a result of the following:

         o Changes in operating assets and liabilities decreased operating cash flow by $8.6 million in the nine months ended June 30, 2004, compared to the nine months ended June 30, 2003, primarily due to payments during the nine months ended June 30, 2004 of accounts payable and accrued liabilities. Our level of liabilities is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing of funds raised through our investment partnerships.

         o An increase in net income before depreciation and amortization of $6.7 million in the nine months ended June 30, 2004 as compared to the prior year period principally a result of higher natural gas prices and drilling profits.

         o An increase in our deferred tax liability of $4.6 million over the June 30, 2003 increase.

         o An increase in minority interest of $1.2 million due to an increase in Atlas Pipeline's earnings and common units outstanding.

         Cash flows from investing activities. Net cash used in our investing activities increased $8.0 million in the nine months ended June 30, 2004 to $26.0 million from $18.0 million in the nine months ended June 30, 2003 as a result of the following:

         o Capital expenditures increased $4.3 million due to an increase in the number of wells we drilled.

         o Cash used in other assets increased by $3.8 million due to $1.8 million of costs associated with Atlas Pipeline's acquisition of Spectrum and Alaska Pipeline Company. We also incurred $2.0 million of debt issuance costs associated with our new credit facility.

         Cash flows from financing activities. Net cash used in our financing activities increased $4.1 million in the nine months ended June 30, 2004 to $1.4 million from cash provided of $2.7 million in the nine months ended June 30, 2003, as a result of the following:

         o We received proceeds of $37.0 million and $25.2 million from public offerings of our common stock and Atlas Pipeline's common units, respectively.

         o We made payments to our parent of $52.1 million in the form of a dividend and $9.7 million for the repayment of debt in the nine months ended June 30, 2004; no such payments were made in the prior year similar period.

         o Net borrowings increased cash flows by $24.0 million in the nine months ended June 30, 2004, as compared to the prior year similar period.

         o Dividends paid to minority interests increased $2.4 million as a result of higher earnings and more common units outstanding for Atlas Pipeline as a result of its April 2004 offering of common units.

Capital Requirements

         During the nine months ended June 30, 2004 and 2003, our capital expenditures related primarily to investments in our drilling partnerships and pipeline expansions, in which we invested $22.2 million and $17.3 million, respectively. For the nine months ended June 30, 2004 and the remaining quarters of fiscal 2004, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. We have established two credit facilities to facilitate the funding of our capital expenditures. In March 2004, we obtained an increase in our borrowing base on our credit facility administered by Wachovia Bank to $65.0 million from $54.2 million.

         The level of capital expenditures we must devote to our exploration and production operations depends upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $90.0 million in fiscal 2004 through drilling partnerships. Through the nine months ended June 30, 2004 we had raised $68.0 million. We believe cash flow from operations and amounts available under our credit facility will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital. For a discussion of limitations on our ability to issue equity or make certain acquisitions or business combinations, see "-Overview of Three and Nine Months Ended June 30, 2004 and 2003."

LONG-TERM DEBT

Atlas Pipeline Credit Facility

         On July 16, 2004 Atlas Pipeline closed a loan with Wachovia Bank for a $135.0 million credit facility that replaced its existing $20.0 million facility concurrently with the completion of the Spectrum acquisition. The facility includes a $35.0 million four year revolving line of credit which can be increased by an additional $40.0 million under certain circumstances and a $100.0 million five year term loan. Up to $5.0 million of the facility may be used for standby letters of credit. Borrowings under the facility will be secured by a lien on and security interest in all of our property and that of our subsidiaries and by the guaranty of each of its subsidiaries. The credit facility bears interest at one of two rates, elected at its option:

         o the base rate plus the applicable margin; or

         o the adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margin.

         The base rate for any day equals the higher of the federal funds rate plus 1/2 of 1% or the Wachovia Bank prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirement for euro currency funding. The applicable margin for the revolving line of credit is as follows:

         o where its leverage ratio, that is, the ratio of our debt to earnings before income, taxes, depreciation and amortization or EBITDA, is less than or equal to 2.5, the applicable margin is 1.00% for base rate loans and 2.00% for LIBOR loans;

         o where its leverage ratio is greater than 2.5 but less than or equal to 3.0, the applicable margin is 1.25% for base rate loans and 2.25% for LIBOR loans;

         o where its leverage ratio is greater than 3.0 but less than or equal to 3.5, the applicable margin is 1.75% for base rate loans and 2.75% for LIBOR loans; and

         o where its leverage ratio is greater than 3.5, the applicable margin is 2.25% for base rate loans and 3.25% for LIBOR loans.

The applicable margin for the term loan is .75% higher for both base rate loans and LIBOR loans.

         The credit facility requires Atlas Pipeline to maintain a ratio of funded debt to EBITDA of not more than 4.25 to 1.0, reducing to 4.0 to 1.0 on December 31, 2004 and 3.5 to 1.0 on June 30, 2005 and an interest coverage ratio of not less than 3.0 to 1.0. In addition, it will be required to prepay the term loan with the net proceeds of any asset sales or issuances of debt. With respect to any issuances of equity, it will be required to repay the term loan from the proceeds of such issuances to the extent its ratio of funded debt to EBITDA exceeds 3.5 to 1.0. On July 20, 2004, Atlas Pipeline prepaid $40.0 million of the $100.0 million it had borrowed under the term loan in connection with its acquisition of Spectrum. See "Spectrum Acquisition." Atlas Pipeline will be required to pay down $1.25 million in principal on the outstanding balance of the term loan quarterly, but any prepayments of principal that it makes will be credited pro rata against this repayment obligation.

         The credit agreement contains covenants customary for loans of this size, including restrictions on incurring additional debt and making material acquisitions, and a prohibition on paying distributions to Atlas Pipeline's unitholders if an event of default occurs. The events which constitute an event of default are also customary for loans of this size, including payment defaults, breaches of Atlas Pipeline's representations or covenants contained in the credit agreement, adverse judgments against it in excess of a specified amount, and a change of control of its general partner.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our contractual obligations at June 30, 2004.

                                                                       Payments Due By Period
                                                                           (in thousands)
                                                           --------------------------------------------
                                                           Less than       1 - 3     4 - 5      After 5
Contractual cash obligations:                   Total       1 Year         Years     Years       Years
----------------------------                   -------     ---------     --------    -----      -------
Long-term debt..............................   $35,902     $      56      $35,846    $   -      $     -
Secured revolving credit facilities.........         -             -            -        -            -
Operating lease obligations.................       885           542          335        6            2
Capital lease obligations...................         -             -            -        -            -
Unconditional purchase obligations..........         -             -            -        -            -
Other long-term obligations.................         -             -            -        -            -
                                               -------     ---------      -------    -----      -------
Total contractual cash obligations..........   $36,787     $     598      $36,181    $   6      $     2
                                               =======     =========      =======    =====      =======

                                                                       Payments Due By Period
                                                                           (in thousands)
                                                           --------------------------------------------
                                                           Less than       1 - 3     4 - 5      After 5
Other commercial commitments:                   Total        1 Year        Years     Years       Years
----------------------------                   -------     ---------      -------    -----      -------
Standby letters of credit...................   $ 1,695     $   1,695      $     -    $   -      $     -
Guarantees..................................         -             -            -        -            -
Standby replacement commitments.............         -             -            -        -            -
Other commercial commitments................     2,424         2,424            -        -            -
                                               -------     ---------      -------    -----      -------
Total commercial commitments................   $ 4,119     $   4,119      $     -    $   -      $     -
                                               =======     =========      =======    =====      =======

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the provision for possible losses, deferred tax assets and liabilities, goodwill and identifiable intangible assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2004. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

         Interest Rate Risk. At June 30, 2004, the amount outstanding under our credit facility had increased to $35.8 million from $31.1 million at September 30, 2003. The weighted average interest rate for this facility increased from 2.9% at September 30, 2003 to 3.5% at June 30, 2004 due to a larger portion of our borrowings being at the bank's prime rate. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $81,000.

         At June 30, 2004, Atlas Pipeline had a $20.0 million revolving credit facility to fund the expansion of its existing gathering systems and the acquisitions of other gas gathering systems. In the nine months ended June 30, 2004, it had no borrowings under this facility (see Long Term Debt).

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

         We do not hold or issue derivative instruments for trading purposes. Historically, we have entered into financial hedging activities for a portion of our projected natural gas production. We recognize gains and losses from the settlement of these hedges in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when we deliver the associated natural gas. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. We did not settle any contracts during the nine months ended June 30, 2004. We recognized losses of $1.1 million on settled contracts during the nine months ended June 30, 2003. We had no open hedge transactions in place as of June 30, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The registration statement for our initial public offering became effective and commenced on April 5, 2004 under SEC commission file number 333-112653 underwritten by Friedman, Billings, Ramsey & Co., Inc. and
KeyBanc Capital Markets. We registered and sold 2,645,000 common shares at $15.50 per share resulting in aggregate gross proceeds to us of approximately $41.0 million, approximately $3.5 million of which we applied to underwriting discounts and commissions and approximately $530,000 of which we applied to related costs. None of these expenses were direct or indirect payments to directors, officers or holders of 10% or more of any class of our equity. As a result, we received approximately $37.0 million in aggregate net proceeds from the offering.

         As of June 30, 2004, we paid the net proceeds to our parent in the form of a repayment of intercompany debt and a non-taxable dividend.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the three months ended June 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS:


             Exhibit No.       Description
             -----------       -----------

                3.1            Amended and Restated Certificate of
                               Incorporation.(1)
                3.2            Amended and Restated Bylaws.(1)
               10.1 Credit Agreement among Atlas America, Inc., Resource America, Inc., Wachovia Bank, National Association, and other banks party thereto, dated March 12, 2004.(2)
               10.1(a)         First Amendment to Credit Agreement, dated July
                               10, 2004.
               10.2            Stock Incentive Plan.
               10.3 Credit Agreement among Atlas Pipeline Partners, L.P., Wachovia Bank, National
                               Association, and the other parties thereto, dated July 16, 2004.
               10.4 Purchase and Sale Agreement between Atlas Pipeline Partners, L.P. and SEMCO Energy, Inc. dated September 16, 2003.(3)
               10.5 Master Separation and Distribution Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.
               10.6 Registration Rights Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.
               10.7            Tax Matters Agreement between Atlas America, Inc.
                               and Resource America, Inc. dated May 14, 2004.
               10.8 Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.
               10.9            Employment Agreement for Edward E. Cohen dated
                               May 14, 2004.
               31.1            Rule 13(a)-14(a)/15d-14(a) Certification.
               31.2            Rule 13(a)-14(a)/15d-14(a) Certification.
               32.1            Section 1350 Certification.
               32.2            Section 1350 Certification.

---------------------------------
             (1) Previously filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2004.
             (2) Previously filed as an exhibit to our registration statement on Form S-1 on March 17, 2004.
             (3) Previously filed as an exhibit to our registration statement on Form S-1 on February 10, 2004.

         (B) REPORTS ON FORM 8-K:

             During the quarter ended June 30, 2004, we filed two current reports on Form 8-K as follows:

             o We filed a Form 8-K on June 9, 2004 regarding SEMCO Energy,
               Inc.'s petition with the Regulatory Commission of Alaska seeking clarification of their order issued on April 20, 2004 in connection with approvals sought by Atlas Pipeline and SEMCO Energy, Inc. in connection with the proposed sale of Alaska Pipeline Company to Atlas Pipeline.

             o We filed a Form 8-K on June 15, 2004 regarding Atlas Pipeline's belief that SEMCO Energy, Inc. had breached its obligations under the Purchase and Sale Agreement with respect to the sale of Alaska Pipeline Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               ATLAS AMERICA, INC.
                               (REGISTRANT)

Date: August 11, 2004          By:  /s/ Freddie M. Kotek
                                  ----------------------------------
                                  Freddie M. Kotek
                                  Executive Vice President and
                                  Chief Financial Officer



Date: August 11, 2004          By:  /s/ Nancy J. McGurk
                                  ----------------------------------
                                  Nancy J. McGurk
                                  Senior Vice President and
                                  Chief Accounting Officer