Form 10-K
period 2004-09-30
ATLAS AMERICA INC
filed 2004-12-28
CIK 1279228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to __________

                       Commission file number: 333-112653

                               ATLAS AMERICA, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              51-0404430
(State or other  jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or
organization)
311 ROUSER ROAD                                                            15108
MOON TOWNSHIP, PA                                                       Zip Code
(Address of principal executive offices)

Registrant's telephone number, including area code:   412-262-2830

Securities registered pursuant to Section 12(b) of the Act:      None

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
           NONE                                         NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, par value $.01 per share
                     --------------------------------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) of the Act. Yes [ ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant's most recently completed second fiscal quarter, March 31, 2004, was $0 since prior to May 10, 2004 the registrant was a wholly-owned subsidiary.

The number of outstanding shares of the registrant's common stock on December 1, 2004 was 13,333,333 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     [None]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      ATLAS AMERICA, INC. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


PART I                                                                                                             Page
                     Item 1:     Business....................................................................    3  -   22
                     Item 2:     Properties..................................................................   23  -   26
                     Item 3:     Legal Proceedings...........................................................           27
                     Item 4:     Submission of Matters to a Vote of Security Holders.........................           27

PART II
                     Item 5:     Market for Registrant's Common Equity and Related Stockholder Matters
                                    and Issuer Purchases of Equity Securities................................           28
                     Item 6:     Selected Financial Data.....................................................   29  -   30
                     Item 7:     Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations....................................................   31  -   43
                     Item 7A:    Quantitative and Qualitative Disclosures About Market Risk..................   44  -   47
                     Item 8:     Financial Statements and Supplementary Data.................................   48  -   86
                     Item 9:     Changes in and Disagreements with Accountants on Accounting and
                                    Financial Disclosure.....................................................           87
                     Item 9A:    Controls and Procedures.....................................................           87
                     Item 9B:    Other Information...........................................................           87

PART III
                     Item 10:    Directors and Executive Officers of the Registrant..........................   88  -   91
                     Item 11:    Executive Compensation......................................................   91  -   94
                     Item 12:    Security Ownership of Certain Beneficial Owners and Management..............   94  -   95
                     Item 13:    Certain Relationships and Related Transactions..............................   96  -  101
                     Item 14:    Principal Accountant Fees and Services......................................          102

PART IV
                     Item 15:    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............  103  -  104

SIGNATURES..................................................................................................           105

                                     PART I

ITEM 1.           BUSINESS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT OUR FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. THESE RISKS INCLUDE THE NEED FOR ADDITIONAL CAPITAL AND ABILITY TO RAISE THAT CAPITAL FROM INVESTORS IN OUR DRILLING PROGRAMS, RISKS ASSOCIATED WITH EXPLORING, DEVELOPING AND OPERATING NATURAL GAS AND OIL WELLS, AND FLUCTUATIONS IN THE MARKET FOR NATURAL GAS AND OIL. FOR A MORE COMPLETE DISCUSSION OF THE RISKS AND UNCERTAINTIES TO WHICH WE ARE SUBJECT, SEE "RISK FACTORS" IN THIS ITEM 1.

GENERAL

         We are an energy company engaged primarily in the development and production of natural gas and, to a lesser extent, oil in the western New York, eastern Ohio and western Pennsylvania region of the Appalachian Basin for our own account and for investors through the offering of tax-advantaged investment programs. We have been involved in the energy industry since 1968. We began to expand our operations at the end of fiscal 1998 when we acquired The Atlas Group, Inc. and a year later when we acquired Viking Resources Corporation, both energy finance and production companies. We also wholly-own Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P. (NYSE:
APL) which owns a 2% general partner interest and 1,641,026 subordinated units constituting a 22% limited partner interest. Atlas Pipeline owns and operates approximately 3,300 miles of natural gas pipelines in New York, Ohio, Oklahoma, Pennsylvania and Texas and a gas processing facility in Oklahoma.

         As of or during the year ended September 30, 2004:

         o proved reserves net to our interest grew to 155.8 billion cubic feet of natural gas equivalents, or bcfe, from 144.4 bcfe at September 30, 2003, and the PV-10 value of these reserves grew to $320.4 million from $191.4 million. During the same period, proved reserves we manage for our drilling investment partnerships and others grew to 209.4 bcfe from 187.8 bcfe, and the PV-10 value of these reserves grew to $457.1 million from $273.5 million;

         o we had an acreage position of approximately 483,600 gross (433,200 net) acres, of which 249,800 gross (236,000 net) acres were undeveloped as compared to 431,200 gross (379,000 net) acres, of which 205,400 gross (190,500 net) were undeveloped at September 30, 2003;

         o we had, either directly or through our sponsored drilling partnerships, interests in 5,755 gross wells, including royalty and overriding royalty interests in 628 wells, as compared to interests in 5,274 gross wells, including royalty and overriding royalty interests in 601 wells, at September 30, 2003. We operate approximately 84% of the wells in which we have interests;

         o wells in which we had an interest produced, net to our interest, approximately 19.9 million cubic feet, or mmcf, of natural gas and 495 barrels, or bbls, of oil per day during fiscal 2004, compared to 19.1 mmcf of natural gas and 438 bbls of oil per day during the year ended September 30, 2003;

         o the number of wells we drilled, net to both our interest and that of our sponsored drilling investment partnerships, increased to 450 wells in fiscal 2004 from 282 wells in fiscal 2003. We expect to drill approximately 650 net wells in fiscal 2005; and

         o distributions we received from Atlas Pipeline increased from $4.2 million in fiscal 2003 to $5.6 million in fiscal 2004

         Initial Public Offering. In May 2004, we completed an initial public offering of 2,645,000 shares of our common stock at a price of $15.50 per common share. The net proceeds of the offering of $37.0 million, after deducting underwriting discounts, and costs were distributed to our parent, Resource America, in the form of a non-taxable dividend. Following the offering, Resource America continues to own 80.2% of our common stock.

         Resource America has advised us that it intends to spin-off its remaining ownership interest in us to its common stockholders by means of a tax-free distribution. Resource America has sole discretion if and when to complete the distribution and its terms, and does not intend to complete the distribution unless it receives a ruling from the Internal Revenue Service and/or an opinion from its tax counsel as to the tax-free nature of the distribution to Resource America and its stockholders for U.S. federal income tax purposes. The Internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, so there is significant uncertainty as to whether Resource America will be able to obtain such a ruling. Because of this uncertainty and the fact that the timing and completion of the distribution is in Resource America's sole discretion, we cannot assure you that the distribution will occur.

         For the proposed distribution of our stock owned by Resource America to be tax-free to them, Resource America must, among other things, own at least 80% of all of our voting power at the time of the distribution. Therefore, until such time that Resource America completes the distribution or informs us that it will not complete the distribution, we will be limited in our ability to issue voting securities, non-voting stock or convertible debt without Resource America's prior consent, and Resource America may be unwilling to give that consent. In addition, agreements that we entered into with Resource America upon the closing of our initial public offering prohibit us from making acquisitions or entering into mergers or other business combinations that would jeopardize the tax-free status of the distribution.

         If the distribution occurs, its principal effects upon us and our stockholders will be that:

         o Resource America will no longer own any of our common stock and, accordingly, will no longer be in a position to determine the outcome of corporate actions requiring stockholder approval. These actions, referred to in "--Risk Factors - Risks Relating to Our Relationship with Resource America - Our principal stockholder is in a position to affect our ongoing operations, corporate transactions and other matters," will be passed upon by our stockholders existing at the record dates for such matters. Resource America's rights following the distribution will be defined by the master separation and distribution agreement, the tax matters agreement and the transition services agreement discussed in Item 13: "Certain Relationships and Related Transactions;"

         o the restrictions on our ability to raise capital, dispose of assets or enter into business combinations pending the distribution, referred to in "--Risk Factors - Risks Relating to Our Relationship with Resource America - Our agreements with Resource America may limit our ability to obtain capital or make acquisitions," will terminate; and

         o the number of our publicly-traded shares will increase by approximately 10.7 million shares which, we believe, will increase the liquidity of our shares in public trading. However, sales of substantial amounts of our common stock in the public markets or the perception that they might occur could reduce the price our common stock might otherwise obtain.

DRILLING ACTIVITIES

         We fund our drilling activities through the sponsorship of drilling investment partnerships. Although we have been raising capital through drilling investment partnerships since 1968, the amount of the capital raised through these partnerships has increased substantially since 1998; we raised $111.9 million and $75.1 million in calendar 2004 and 2003, respectively (historically our fund-raising cycle has been on a calendar year basis). We act as the general partner of our sponsored drilling investment partnerships and receive both an interest proportionate to the amount of capital and the value of the properties we contribute, typically 25 to 28%, and a carried interest, typically 7%, both of which are subordinated to specified returns to the investor partners for the first five years of distributions. Accordingly, the amount of development activities we undertake depends upon our ability to obtain investor subscriptions to the partnerships. During fiscal 2004, 2003 and 2002, our drilling investment partnerships invested $125.0 million, $68.6 million and $75.5 million, respectively, in drilling and completing wells, of which we contributed $31.9 million, $15.7 million and $19.7 million, respectively.

         We generally structure our drilling investment partnerships so that, upon formation of a partnership, we contribute leaseholds to it, enter into drilling and well operating agreements with it and become its general or managing partner. In addition to providing capital for our drilling activities, our drilling investment partnerships are a source of fee-based revenue. We drill all of the partnership wells under "cost plus" contracts for which we are paid the costs of drilling the wells plus a fee equal to 15% of those costs. We also act as well operator and partnership manager, for which we receive monthly operating fees of approximately $275 per well, approximately $187 net of our interest, and monthly administrative fees of approximately $75 per well, approximately $51 net of our interest.

         Our business strategy for increasing our reserve base includes acquisitions of undeveloped properties or companies with significant amounts of undeveloped property. At September 30, 2004, we had $48.3 million available under our credit facility, which could be employed to finance such acquisitions. However, as a result of our agreements with Resource America, Inc., our ultimate parent, relating to its proposed tax-free distribution to its stockholders of the stock it owns in us, described under "--Initial Public Offering," we will be limited in our ability to issue voting securities, non-voting securities or convertible debt and in making acquisitions or entering into mergers or other business combinations that would jeopardize the tax-free status of the distribution until such time that Resource America completes the spin-off or informs us that it will not complete the distribution.

PIPELINE OPERATIONS

         We conduct our natural gas transportation operations through Atlas Pipeline. As of September 30, 2004, Atlas Pipeline owned approximately 3,300 miles of intrastate gathering systems located in New York, Ohio, Oklahoma, Pennsylvania and Texas to which approximately 5,200 natural gas wells were connected. Atlas Pipeline's gathering systems had an average daily throughput of
63.5 mmcf, 52.7 mmcf and 49.7 mmcf of natural gas in fiscal 2004, 2003 and 2002, respectively. We also directly own approximately 400 miles of natural gas gathering systems in Ohio and Pennsylvania.

         The subordinated units in Atlas Pipeline are a special class of ownership under which our right to receive distributions is subordinated to those of the publicly-held common units. The subordination period is scheduled to expire on January 1, 2005 unless certain financial tests specified in the partnership agreement are not met. We expect that these tests will be met. Upon expiration of the subordination period, our subordinated units will convert to an equal number of common units.

         As general partner, we have the right to receive incentive distributions if Atlas Pipeline exceeds its minimum quarterly distribution obligations to the common and subordinated units. Once Atlas Pipeline distributes available cash to all unitholders of the minimum quarterly distribution of $0.42, it distributes remaining available cash as follows:

         o until the common units and subordinated units have received distributions of $0.10 per unit in excess of the $0.42 minimum quarterly distribution, available cash is allocated 85% to unit holders (including to us as a subordinated unit holder) and 15% to us as a general partner;

         o after that additional available cash is allocated 75% to unit holders and 25% to us as a general partner until the common units and subordinated units have received distributions of an additional $0.08 per unit, and

         o after that, available cash is allocated 50% to unit holders and 50% to us as a general partner.

         We have agreements with Atlas Pipeline that require us to:

         o pay gathering fees to Atlas Pipeline for natural gas produced by us and our drilling investment partnerships and gathered by the gathering systems equal to the greater of $0.35 per mcf ($0.40 per mcf in certain instances) or 16% of the gross sales price of the natural gas transported. For the years ended September 30, 2004, 2003 and 2002, these gathering fees averaged $0.88, $0.75 and $0.57 per mcf, respectively. The cost to us of paying these fees is offset by the transportation fees paid to us by our drilling investment partnerships, reimbursements and distributions to us from Atlas Pipeline and connection costs and other expenses paid by Atlas Pipeline;

         o connect wells owned or controlled by us that are within specified distances of Atlas Pipeline's gathering systems to those gathering systems; and

         o provide stand-by construction financing to Atlas Pipeline, at its request, for gathering system extensions and additions, to a maximum of $1.5 million per year, until January 2005. We have not been required to provide any construction financing under this agreement since Atlas Pipeline's inception.

         We believe that we comply with all the requirements of these agreements.

         In April and July 2004, Atlas Pipeline completed public offerings of 750,000 and 2,100,000 common units, respectively. The net proceeds after underwriting discounts, commissions and costs were $25.2 million and $67.5 million, respectively.

         Acquisition of Spectrum Field Services by Atlas Pipeline. In July 2004, Atlas Pipeline acquired Spectrum Field Services, Inc., or Spectrum, for approximately $142.4 million, including transaction costs and taxes due as a result of the transaction. This acquisition significantly increased Atlas Pipeline's size and diversifies the natural gas supply basins in which it operates and the natural gas midstream services it provides to its customers. Spectrum was a privately owned natural gas gathering and processing company headquartered in Tulsa, Oklahoma. Spectrum's business includes gathering natural gas from oil and gas wells and processing this raw natural gas into merchantable natural gas, or residue gas, by extracting natural gas liquids, or NGLs, and removing impurities. Spectrum's principal assets consist of a gas processing plant in Velma, Oklahoma and approximately 1,100 miles of active and 760 miles of inactive natural gas gathering pipelines in south central Oklahoma and north Texas. Spectrum has approximately 600 active purchase and gathering contracts. Of these, approximately 80% (by volume) are percentage of proceeds, or POP, contracts. Under its POP purchasing arrangements, Spectrum purchases natural gas at the wellhead, processes the natural gas by extracting NGLs and removing impurities and sells the residue gas and NGLs at market-based prices, remitting to producers a contractually-determined percentage of the sale proceeds. Unlike "keep whole" contracts, which require the processor to bear the economic risk (called the processing margin risk) that the aggregate proceeds from the sale of the processed natural gas and NGLs could be less than the amount that the processor paid for the unprocessed natural gas, POP contracts protect the processor against processing margin risk. The remaining 20% of Spectrum's purchase and gathering contracts are fixed fee, under which Spectrum receives a fee for gathering, compressing, treating and processing natural gas. During fiscal 2004, Spectrum processed an average of 55.1 million cubic feet, or mmcf, per day of natural gas and produced an average of 5,917 bbls per day of NGLs. The majority of Spectrum's natural gas supply is from relatively long-lived, mid-continent casinghead gas production.

         Atlas Pipeline financed the Spectrum acquisition, including approximately $4.2 million of transaction costs, as follows:

         o borrowing $100.0 million under the term loan portion of its $135.0 million senior secured term loan and revolving credit facility administered by Wachovia Bank, National Association;

         o using the $20.0 million of net proceeds received from the sale to Resource America and us of preferred units in Atlas Pipeline Operating Partnership; and

         o using $22.4 million of the net proceeds from Atlas Pipeline's April 2004 common unit offering.

         Atlas Pipeline used a portion of the net proceeds of its July 2004 offering to repay $40.0 million of the borrowings under its new credit facility and to repurchase for $20.4 million the preferred units issued to Resource America and us.

         Alaska Pipeline Terminated Acquisition. In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy, Inc. to purchase all of the stock of Alaska Pipeline Company. In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004 it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline believes SEMCO caused the delay in closing the transaction and breached its obligations under the acquisition agreement. Atlas Pipeline is currently pursuing its remedies under the acquisition agreement. In connection with the acquisition, subsequent termination and current legal action, Atlas Pipeline incurred $3.0 million of costs, which are shown as terminated acquisition expense on our statement of income.

OPERATING SEGMENT INFORMATION

         For financial information concerning our operating segments, including revenues from external customers, profit (loss) and total assets, see Note 13 to our Notes to Consolidated Financial Statements.

NATURAL GAS AND OIL PROPERTIES

         For information concerning our natural gas and oil properties, including the number of wells in which we have a working interest, reserve and acreage information, see Item 2: "Properties."

PRODUCTION

         For information concerning our natural gas and oil production quantities, average sales prices and average production costs, see Item 2:
"Properties."

NATURAL GAS SALES - APPALACHIAN BASIN

         We have a natural gas supply agreement with FirstEnergy Solutions Corp. for a 10-year term which began on April 1, 1999. Subject to certain exceptions, FirstEnergy Solutions has a last right of refusal to buy all of the natural gas produced and delivered by us and our affiliates, including our drilling investment partnerships, at certain delivery points with the facilities of:

         o East Ohio Gas Company, National Fuel Gas Distribution, Columbia of Ohio, and Peoples Natural Gas Company, which are local distribution companies; and

         o National Fuel Gas Supply, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company, and Texas Eastern Transmission Company, which are interstate pipelines.

         FirstEnergy Solutions is the marketing affiliate of FirstEnergy Corp. (NYSE: FE), a large regional electric utility based in Akron, Ohio. FirstEnergy Corp. has guaranteed the monetary obligations of FirstEnergy Solutions to a maximum of $15.0 million through March 31, 2005 and thereafter on a monthly basis unless the guaranty is terminated on 30 days notice.

         A portion of our and our drilling investment partnerships' natural gas is subject to the agreement with FirstEnergy Solutions, with the following exceptions:

         o natural gas we sell to Warren Consolidated, an industrial end-user and direct delivery customer;

         o natural gas that at the time of the agreement was already dedicated for the life of the well to another buyer;

         o natural gas that is produced by a company which was not an affiliate of ours at the time of the agreement;

         o natural gas sold through interconnects established subsequent to the agreement;

         o natural gas that is delivered to interstate pipelines or local distribution companies other than those described above; and

         o natural gas that is produced from wells operated by a third-party or subject to an agreement under which a third-party was to arrange for the gathering and sale of the natural gas.

         Based on the most recent monthly production data available to us as of November 30, 2004, we anticipate that we and our affiliates, including our drilling investment partnerships, will sell approximately 50% of our natural gas production under the FirstEnergy Solutions agreement. The agreement also permits us to implement forward sales transactions through FirstEnergy Solutions, as described below under "--Natural Gas Hedging - Appalachian Basin."

         The agreement established an indexed price formula for each of the delivery points during an initial period of one to two years, and requires the parties to negotiate a new pricing arrangement at each delivery point for subsequent periods. If, at the end of any applicable period, the parties cannot agree to a new price for any delivery point, then we may solicit offers from third-parties to buy the natural gas for that delivery point. If FirstEnergy Solutions does not match this price, then we may sell the natural gas to the third-party. This process is repeated at the end of each contract period, which is usually one year. We market the remainder of our natural gas, which is principally located in the Fayette County, PA area, primarily to Colonial Energy, Inc., UGI Energy Services, and others.

         Our pricing arrangements with FirstEnergy Solutions and the other third-parties are tied to the New York Mercantile Exchange, or NYMEX, monthly futures contract price, which is reported daily in The Wall Street Journal. The total price received for gas is a combination of the monthly NYMEX futures price plus a negotiated fixed premium.

         The agreement with FirstEnergy Solutions may be suspended for force majeure, which means generally such things as an act of God, fire, storm, flood, and explosion, but also includes the permanent closing of the factories of Carbide Graphite or Duferco Farrell Corporation during the term of FirstEnergy Solutions' agreements to sell natural gas to them. If these factories were closed, however, we believe that FirstEnergy Solutions would be able to find alternative purchasers and would not invoke the force majeure clause.

         We expect that natural gas produced from wells drilled in areas of the Appalachian Basin other than described above will be primarily tied to the spot market price and supplied to:

         o    gas marketers;

         o    local distribution companies;

         o    industrial or other end-users; and/or

         o    companies generating electricity.

CRUDE OIL SALES - APPALACHIAN BASIN

         Crude oil produced from our wells flows directly into storage tanks where it is picked up by the oil company, a common carrier, or pipeline companies acting for the oil company which is purchasing the crude oil. Unlike natural gas, crude oil does not present any transportation problem. We anticipate selling any oil produced by our wells to regional oil refining companies at the prevailing spot market price for Appalachian crude oil in spot sales.

NATURAL GAS AND NGL SUPPLY AND SALES - SPECTRUM

         ChevronTexaco is Spectrum's largest supplier of natural gas under a contract that has a life-of-lease or 10-year term expiring in 2010 with a year-to-year renewal provision. The 236 wells under ChevronTexaco's contract supply approximately 10.0 mmcf per day to the Spectrum system. Spectrum retains a weighted average of 47% of the NGL revenues and a weighted average of 10% of the residue gas revenues from sales of this gas. Spectrum's remaining gas contracts have varying terms: the latest expiration date is 2008, with a few scheduled to terminate in 2005. The term of others has expired, but the producers continue to sell the gas under the year-to-year renewal provisions.

         In February, 2004, Spectrum entered into a contract with Zinke & Trumbo to gather and process natural gas from a new development northwest of Duncan, Oklahoma. In March 2004, Spectrum completed a 29-mile, large-diameter high pressure trunkline to connect this new gas supply. The Duncan line is currently delivering nine mmcf of natural gas per day.

         Spectrum sells its NGL production to Koch Hydrocarbons at the Velma gas plant under an agreement that is renewed monthly. Spectrum has the right to elect (on a monthly basis) whether the NGLs are sold into the Mont Belvieu or Conway markets. NGLs are priced at the average monthly Oil Price Information Service price for the selected market. In addition, this agreement provides for a fee which is based upon the Houston Ship Channel spot-gas price and fluctuates monthly between $0.0125 and $0.015 per gallon for deliveries to Mont Belvieu.

         Spectrum also has a transportation and fractionation contract with Koch Hydrocarbons, which expires in January 2006. Condensate is collected at both at the Velma gas plant and in the Velma gathering system and sold for Spectrum's account to SemGroup, L.P. under an agreement with a primary term which expired on November 30, 2004 and continues on a month-to-month basis.

         Spectrum sells natural gas to purchasers at the tailgate of the Velma gas plant. During the year ended December 31, 2003, ONEOK Energy Marketing and Trading accounted for 85% of Spectrum's residue natural gas sales and Tenaska Marketing Ventures accounted for 15% of such sales. Spectrum currently sells the majority of its residue natural gas at the average of ONEOK Gas Transmission and Southern Star Central first-of-month indices as published in Inside FERC, with the remainder being sold on a NYMEX basis, less a fixed basis differential.

DISMANTLEMENT, RESTORATION, RECLAMATION AND ABANDONMENT COSTS

         When we determine that a well is no longer capable of producing natural gas or oil in economic quantities, we must dismantle the well and restore and reclaim the surrounding area before we can abandon the well. We contract these operations to independent service providers to whom we pay a fee. The contractor will also salvage the equipment on the well, which we then sell in the used equipment market. Under the partnership agreements of our drilling investment partnerships, which own the majority of our wells, we are allocated abandonment costs in proportion to our partnership interest (generally between 27% and 35%) and are allocated between 65% and 100% of the salvage proceeds. As a consequence, we generally receive proceeds from salvaged equipment at least equal to, and typically exceeding, our share of the related costs. See Note 2 of our Notes to Consolidated Financial Statements, "- Asset Retirement Obligations."

NATURAL GAS HEDGING - APPALACHIAN BASIN

         Pricing for natural gas and oil production has been volatile and unpredictable for many years. To limit exposure to changing natural gas prices, from time to time we use hedges for our Appalachian Basin natural gas production. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. These hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, we have a committee to assure that all financial trading is done in compliance with our hedging policies and procedures. We do not intend to contract for positions that we cannot offset with actual production.

         FirstEnergy Solutions and other third-party marketers to which we sell gas, such as Colonial Energy, Inc. and UGI Energy Services, also use NYMEX-based financial instruments to hedge their pricing exposure and make price hedging opportunities available to us. We enter into forward sales transactions which are not deemed hedges for accounting purposes because they require firm delivery of natural gas. Thus, we limit these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by FirstEnergy Solutions, Colonial Energy, Inc., UGI Energy Services, and any other third-party marketers for certain volumes of natural gas sold under these sales agreements may be significantly different from the underlying monthly spot market value.

         The portion of natural gas that we engage in forward sales and the manner in which it is sold (e.g., fixed pricing, floor and/or floor price with a cap, which we refer to as costless collar) changes from time to time. As of September 30, 2004, our overall forward sales position for the future months ending March 2006 for our natural gas production was approximately as follows:

         o    48% was sold with a fixed price;

         o    1% was sold with a floor price and/or costless collar price; and

         o    51% was not sold and was subject to market-based pricing.

         We implemented approximately 69% of these forward sales through FirstEnergy Solutions. For information concerning our natural gas hedging, see
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures about Market Risk--Commodity Price Risk" and Note 5 of our Notes to Consolidated Financial Statements.

NATURAL GAS AND NGL HEDGING - SPECTRUM

         Spectrum also uses hedges to limit its exposure to changing natural gas and NGL prices. These hedges include floating-for-fixed swaps and collars. In a floating-for-fixed swap, Spectrum sells future production to the counterparty at a fixed price and agrees to purchase production from the counterparty at a price that will be established on the date of hedge settlement by reference to a specified index price. In a collar, Spectrum purchases a put option for specified production quantities while simultaneously selling a call option on the same amount of production. These hedges cover periods of up to two years from the date of the hedge. To insure that these financial instruments will be used solely for hedging price risks and not for speculative purposes, Spectrum has established a hedging committee to review its hedges for compliance with its hedging policies and procedures. In addition, Spectrum does not enter into a hedge where it cannot offset the hedge with physical residue natural gas or NGL sales.

         The portion of residue natural gas and NGLs that Spectrum hedges and the manner in which it is hedged changes from time to time. As of September 30, 2004, Spectrum's hedging position for future months through December 31, 2006 for its residue and NGL production was approximately as follows:

         o    36% was hedged under floating-for-fixed swaps;

         o    8% was hedged with collars; and

         o    56% was not hedged and was subject to market-based pricing.

            Spectrum recognizes gains and losses from the settlement of its hedges in revenue when it sells the associated physical residue natural gas or NGLs. Any gain or loss realized as a result of hedging is substantially offset in the market when Spectrum sells the physical residue natural gas or NGLs. All of Spectrum's hedges are characterized as cash flow hedges as defined in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Accounting." Spectrum determines gains or losses on open and closed hedging transactions as the difference between the hedge price and the physical price. This mark-to-market uses daily closing NYMEX prices when applicable and an internally-generated algorithm for hedged commodities that are not traded on a market.

AVAILABILITY OF OIL FIELD SERVICES

         We contract for drilling rigs and purchase goods and services necessary for the drilling and completion of wells from a number of drillers and suppliers, none of which supplies a significant portion of our annual needs. During fiscal 2004, we faced no shortage of these goods and services. We cannot predict the duration of the current supply and demand situation for drilling rigs and other goods and services with any certainty due to numerous factors affecting the energy industry and the demand for natural gas and oil.

MAJOR CUSTOMERS

         During fiscal 2004, 2003 and 2002, gas sales to FirstEnergy Solutions accounted for 11%, 18% and 16%, respectively, of our total revenues. Because Spectrum has historically sold the majority of its natural gas to two customers, we expect that in fiscal 2005 they may account for over 10% of our revenues.

COMPETITION

         The energy industry is intensely competitive in all of its aspects. Competition arises not only from numerous domestic and foreign sources of natural gas and oil but also from other industries that supply alternative sources of energy. Competition is intense for the acquisition of leases considered favorable for the development of natural gas and oil in commercial quantities. Product availability and price are the principal means of competition in selling oil and natural gas. Many of our competitors possess greater financial and other resources than ours which may enable them to identify and acquire desirable properties and market their natural gas and oil production more effectively than we do. While it is impossible for us to accurately determine our comparative industry position, we do not consider our operations to be a significant factor in the industry. Moreover, we also compete with a number of other companies that offer interests in drilling investment partnerships. As a result, competition for investment capital to fund drilling investment partnerships is intense.

         Atlas Pipeline's Appalachian Basin operations do not encounter direct competition in their service areas since we control the majority of the drillable acreage in each area. However, because its Appalachian Basin operations principally serve wells drilled by us, Atlas Pipeline is affected by competitive factors affecting our ability to obtain properties and drill wells, which affects Atlas Pipeline's ability to expand their gathering systems and to maintain or increase the volume of natural gas they transport and, thus, their transportation revenues. We may also encounter competition in obtaining drilling services from third-party providers. Any competition we encounter could delay us in drilling wells for our sponsored partnerships, and thus delay the connection of wells to Atlas Pipeline's gathering systems.

         As Atlas Pipeline's omnibus agreement with us generally requires us to connect wells we operate to its system, Atlas Pipeline does not expect any direct competition in connecting wells drilled and operated by us in the future. In addition, Atlas Pipeline occasionally connects wells operated by third parties.

         In its southern Oklahoma and north Texas service area, Spectrum competes for the acquisition of well connections with several other gathering/servicing operations. These operations include plants operated by Duke Energy Field Services, ONEOK Field Services and Enogex. Spectrum believes that the principal competitive factors for new well connections are:

         o the price received by an operator for its production after deduction of allocable charges, principally the use of the natural gas to operate compressors; and

         o    responsiveness to a well operator's needs.

         If Spectrum cannot compete successfully, it may be unable to obtain new well connections and, possibly, could lose wells already connected to its system.

MARKETS

         The availability of a ready market for natural gas and oil and the price obtained, depends upon numerous factors beyond our control, as described in "? Risk Factors - Risks Relating to Our Business." During fiscal 2004, 2003 and 2002, neither Spectrum nor we experienced problems in selling our natural gas and oil, although prices have varied significantly during and after those periods.

GOVERNMENTAL REGULATION

         Regulation of Production. The production of natural gas and oil is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All of the states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of natural gas and oil that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exemptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.

         The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

         Regulation of Transportation and Sale of Natural Gas. Natural gas pipelines generally are subject to regulation by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act of 1938. However, because Atlas Pipeline's individual gathering systems perform primarily a gathering function, as opposed to the transportation of natural gas in interstate commerce, we believe that it is not subject to regulation under the Natural Gas Act. However, Atlas Pipeline delivers a significant portion of the natural gas it transports to interstate pipelines subject to FERC regulation. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act. The Decontrol Act removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

           Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning in 1992, the FERC issued Order No. 636 and a series of related orders to implement its open access policies. As a result of the Order No. 636 program, the marketing and pricing of natural gas have been significantly altered. The interstate pipelines' traditional role as wholesalers of natural gas has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas. Although the FERC's orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

         In 2000, the FERC issued Order No. 637 and subsequent orders, which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 revised the FERC's pricing policy by waiving price ceilings for short-term released capacity for a two-year experimental period, and effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting. Most pipelines' tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect. While most major aspects of Order No. 637 have been upheld on judicial review, certain issues such as capacity segmentation and right of first refusal were remanded to the FERC for further action. The FERC recently issued an order affirming Order No. 637. We cannot predict what action the FERC will take on these matters in the future, or whether the affected parties will seek, or if the FERC's actions will survive further judicial review.

           Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as regulation by a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that we will not be affected in any way that materially differs from the effects on our competitors.

         Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil, and pipelines, can be liable for fines, penalties and clean-up costs for pollution caused by the wells or the pipelines. Moreover, the owners' or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, methods of welding and other construction-related standards. State public utility regulators have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

         We do not anticipate that we will be required in the near future to expend amounts that are material in relation to our revenues by reason of environmental laws and regulations, but since these laws and regulations change frequently, we cannot predict the ultimate cost of compliance.

CREDIT FACILITIES

         Our Credit Facility. We have a $75.0 million credit facility administered by Wachovia Bank, National Association. The revolving credit facility is guaranteed by our subsidiaries. Up to $10.0 million of the borrowings under the facility may be in the form of standby letters of credit. Borrowings under the facility are secured by our assets, including the stock of our subsidiaries. At September 30, 2004, $25.0 million was outstanding under this facility.

         Loans under the facility bear interest at one of the following two rates, at our election:

         o    the base rate plus the applicable margin; or

         o the adjusted London Interbank Offered Rate, or LIBOR, plus the applicable margin.

         The base rate for any day equals the higher of the federal funds rate plus 1/2 of 1% or the Wachovia Bank prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirement for euro currency funding. The applicable margin is as follows:

         o where utilization of the borrowing base is equal to or less than 50%, the applicable margin is 0.25% for base rate loans and 1.75% for LIBOR loans;

         o where utilization of the borrowing base is greater than 50% but equal to or less than 75%, the applicable margin is 0.50% for base rate loans and 2.00% for LIBOR loans; and

         o where utilization of the borrowing base is greater than 75%, the applicable margin is 0.75% for base rate loans and 2.25% for LIBOR loans.

         At September 30, 2004, borrowings under the Wachovia credit facility bore interest at rates ranging from 3.59% to 5.0% with an average interest rate of 4.1%.

         The Wachovia credit facility requires us to maintain a specified net worth and specified ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization, or EBITDA, and requires us to maintain a specified interest coverage ratio. In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by us to 50% of our cumulative net income from January 1, 2004 to the date of determination plus $5.0 million and prohibits us from declaring or paying a dividend during an event of default under the facility or if the dividend would cause an event of default. As of September 30, 2004, we would be permitted to pay dividends of $13.1 million under these restrictions. The facility terminates in March 2007 when all outstanding borrowings must be repaid.

         Atlas Pipeline Credit Facility. Concurrently with the completion of the Spectrum acquisition, in July 2004, Atlas Pipeline entered into a $135.0 million senior secured term loan and revolving credit facility administered by Wachovia Bank that replaced its $20.0 million facility. The facility originally included a $35.0 million four year revolving line of credit, which can be increased by an additional $40.0 million under certain circumstances, and a $100.0 million five year term loan. Upon the completion of its July 2004 public offering, Atlas Pipeline repaid $40.0 million of the $100.0 million term loan it had borrowed in order to complete the acquisition of Spectrum. In August 2004, the revolving credit lenders under the revolving credit portion of the facility agreed to increase the amount available under the revolving credit portion to $75.0 million. Up to $5.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on and security interest in all of Atlas Pipeline's property and that of its subsidiaries and by the guaranty of each of its subsidiaries. The credit facility bears interest at one of two rates, elected at Atlas Pipeline's option:

         o    the base rate plus the applicable margin; or

         o    the adjusted LIBOR plus the applicable margin.

         The base rate for any day equals the higher of the federal funds rate plus 1/2 of 1% or the Wachovia Bank prime rate. The applicable margin for the revolving line of credit is as follows:

         o where its leverage ratio, that is, the ratio of its debt to EBITDA, is less than or equal to 2.5, the applicable margin is 1.00% for base rate loans and 2.00% for LIBOR loans;

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

         The applicable margin for the term loan is 0.75% higher for both base rate loans and LIBOR loans.

         The credit facility requires Atlas Pipeline to maintain a ratio of funded debt to EBITDA of not more than 4.25 to 1.0, reducing to 4.0 to 1.0 on December 31, 2004 and 3.5 to 1.0 on June 30, 2005 and an interest coverage ratio of not less than 3.0 to 1.0. In addition, Atlas Pipeline will be required to prepay the term loan with the net proceeds of any asset sales or issuances of debt. With respect to any issuances of equity, it will be required to repay the term loan from the proceeds of such issuances to the extent its ratio of funded debt to EBITDA exceeds 3.5 to 1.0. Atlas Pipeline is required to pay down $750,000 in principal on the outstanding balance of the term loan quarterly. Any prepayments of principal with proceeds from asset or equity sales that it makes will be credited pro rata against this repayment obligation.

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

EMPLOYEES

         As of September 30, 2004, we employed 227 persons.

RISK FACTORS

         Statements made by us in written or oral form to various persons, including statements made in filings with the SEC that are not strictly historical facts, are "forward-looking" statements that are based on current expectations about our business and assumptions made by management. These statements are subject to risks and uncertainties that exist in our operations and business environment that could result in actual outcomes and results that are materially different than predicted. The following includes some, but not all, of those factors or uncertainties:

General

         Interest rate increases will increase our interest costs. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." This could have material adverse effects on us, including reduction of our net income.

         Our business strategy depends upon our ability to obtain capital through the sponsorship of investment programs which, in turn, depends upon a number of factors discussed in this section and elsewhere in this report. If we are unable to raise capital through these programs, our ability to increase our managed assets and revenues will be limited and our profitability may decline.

         Subsidiaries of ours currently serve as general partner of 87 drilling investment partnerships and Atlas Pipeline. We intend to develop further investment partnerships for which our subsidiaries will act as general partner. As a general partner, each subsidiary is contingently liable for the obligations of these partnerships to the extent that their obligations cannot be repaid from partnership assets or insurance proceeds.

Risks Relating to Our Business

         Natural gas and oil prices are volatile. A substantial decrease in prices, particularly natural gas prices, would decrease our revenues and the value of our natural gas and oil properties and could make it more difficult for us to obtain financing for our drilling operations through drilling investment partnerships. Our future financial condition and results of operations, and the value of our natural gas and oil properties, will depend upon market prices for natural gas and oil. Natural gas and oil prices historically have been volatile and will likely continue to be volatile in the future. Prices we have received during our past three fiscal years for our natural gas have ranged from a high of $6.16 per mcf in the quarter ended June 30, 2004 to a low of $3.39 per mcf in the quarter ended December 31, 2001. Prices for natural gas and oil are dictated by supply and demand. The factors affecting supply include:

         o    the availability of pipeline capacity;

         o    domestic and foreign governmental regulations and taxes;

         o political instability or armed conflict in oil producing regions or other market uncertainties; and

         o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil prices and production controls.

         The factors affecting demand include:

         o    weather conditions;

         o    the price and availability of alternative fuels;

         o the price and level of foreign imports; and o the overall economic environment.

         These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Price fluctuations can materially adversely affect us because:

         o price decreases will reduce the amount of cash flow available to us for drilling and production operations and for our capital contributions to our drilling investment partnerships;

         o price decreases may make it more difficult to obtain financing for our drilling and development operations through sponsored drilling investment partnerships, borrowings or otherwise;

         o price decreases may make some reserves uneconomic to produce, reducing our reserves and cash flow; and

         o price decreases may cause the lenders under our credit facility to reduce our borrowing base because of lower revenues or reserve values, reducing our liquidity and, possibly, requiring mandatory loan repayment.

         Further, oil and gas prices do not necessarily move in tandem. Because approximately 92% of our proved reserves are currently natural gas reserves, we are more susceptible to movements in natural gas prices.

         Drilling wells is highly speculative. The amount of recoverable natural gas and oil reserves may vary significantly from well to well. While our average estimated ultimate recovery from our wells is 150 mmcfe per well, recoverable natural gas from individual wells ranges up to 1.556 bcfe. We may drill wells that, while profitable on an operating basis, do not produce sufficient net revenues to return a profit after drilling, operating and other costs are taken into account. The geologic data and technologies available do not allow us to know conclusively before drilling a well that natural gas or oil is present or may be produced economically. The cost of drilling, completing and operating a well is often uncertain. For example, we have recently experienced an increase in the cost of tubular steel as a result of rising steel prices which will increase well costs. Further, our drilling operations may be curtailed, delayed or cancelled as a result of many factors, including:

         o    title problems;

         o    environmental or other regulatory concerns;

         o costs of, or shortages or delays in the availability of, oil field services and equipment;

         o    unexpected drilling conditions;

         o    unexpected geological conditions;

         o    adverse weather conditions; and

         o    equipment failures or accidents.

         Any one or more of the factors discussed above could reduce or delay our receipt of drilling and production revenues, thereby reducing our earnings and could reduce revenues in one or more of our drilling investment partnerships, which may make it more difficult to finance our drilling operations through sponsorship of future partnerships.

         Properties that we acquire may not produce as projected, and we may be unable to identify liabilities associated with the properties or obtain protection from sellers against them. As part of our business strategy, we continually seek acquisitions of gas and oil properties. We completed two such acquisitions in fiscal 2001, one from Kingston Oil Corporation and one from American Refining and Exploration Company, and have acquired two oil and gas companies, Viking Resources in fiscal 1999 and The Atlas Group in fiscal 1998, that owned substantial natural gas and oil properties. The successful acquisition of natural gas and oil properties requires assessment of many factors, which are inherently inexact and may be inaccurate, including the following:

         o    future oil and natural gas prices;

         o    the amount of recoverable reserves;

         o    future operating costs;

         o    future development costs;

         o    costs and timing of plugging and abandoning wells; and

         o    potential environmental and other liabilities.

         Our assessment will not necessarily reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. With respect to properties on which there is current production, we may not inspect every well, platform or pipeline in the course of our due diligence. Inspections may not reveal structural and environmental problems such as pipeline corrosion or groundwater contamination. We may not be able to obtain or recover on contractual indemnities from the seller for liabilities that it created. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

         Estimates of proved reserves are uncertain and, as a result, revenues from production may vary significantly from our expectations. We base our estimates of our proved natural gas and oil reserves and future net revenues from those reserves upon analyses that rely upon various assumptions, including those required by the U.S. Securities and Exchange Commission, as to natural gas and oil prices, taxes, development expenses, capital expenses, operating expenses and availability of funds. Any significant variance in these assumptions, and, in our case, assumptions concerning natural gas prices, could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, taxes, development expenses, operating expenses, availability of funds and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports referred to elsewhere in this report. Our properties also may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, our proved reserves may be revised downward or upward based upon production history, results of future exploration and development, prevailing natural gas and oil prices, governmental regulation and other factors, many of which are beyond our control.

         At September 30, 2004, approximately 30% of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will obtain the necessary capital and conduct these operations successfully which, for the reasons discussed elsewhere in this section, may not occur.

         If we cannot replace reserves, our revenues and production will decline. Our proved reserves will decline as reserves are produced unless we acquire or lease additional properties containing proved reserves, successfully develop new or existing properties or identify additional formations with primary or secondary reserve opportunities on our properties. If we are not successful in expanding our reserve base, our future natural gas and oil production and drilling activities, the primary source of our energy revenues, will decrease. Our ability to find and acquire additional reserves depends on our generating sufficient cash flow from operations and other sources of capital, principally our sponsored drilling investment partnerships, all of which are subject to the risks discussed elsewhere in this subsection.

         If we are unable to acquire assets from others or obtain capital funds through our drilling investment partnerships, our revenues may decline. The growth of our energy operations has resulted from both our acquisition of energy companies and assets and from our ability to obtain capital funds through our sponsored drilling investment partnerships. If we are unable to identify acquisitions on acceptable terms, or cannot obtain sufficient capital funds through sponsored drilling investment partnerships, we may be unable to increase or maintain our inventory of properties and reserve base, or be forced to curtail drilling, production or other activities. This would result in a decline in our revenues.

         Changes in tax laws may impair our ability to obtain capital funds through our drilling investment partnerships. Under current federal tax laws, there are tax benefits to investing in drilling investment partnerships such as those we sponsor, including deductions for intangible drilling costs and depletion deductions. Changes to federal tax laws that reduce or eliminate these benefits may make investment in our drilling investment partnerships less attractive and, thus, reduce our ability to obtain funding from this significant source of capital funds. A recent change to federal tax law that may affect us is the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the maximum federal income tax rate on long-term capital gains and qualifying dividends to 15% through 2008. These changes may make investment in our drilling investment partnerships relatively less attractive than investments in assets likely to yield capital gains or qualifying dividends.

         Competition in the oil and natural gas industry is intense, which may hinder our ability to acquire gas and oil properties and companies and to obtain capital. We operate in a highly competitive environment for acquiring properties and other natural gas and oil companies and attracting capital through our drilling investment partnerships. We also compete with the exploration and production divisions of public utility companies for natural gas and oil property acquisitions. Our competitors may be able to pay more for natural gas and oil properties and to evaluate, bid for and purchase a greater number of properties than our financial or personnel resources permit. Moreover, our competitors for investment capital may have better track records in their programs, lower costs or better connections in the securities industry segment that markets oil and gas investment programs than we do. We may not be able to compete successfully in the future in acquiring prospective reserves and raising additional capital.

         We could incur losses from our arrangements for transporting natural gas. We pay transportation fees, which are based on natural gas sales prices, to Atlas Pipeline for natural gas transported for our drilling investment partnerships and certain unaffiliated producers. An increase in natural gas prices would increase the fees we pay to Atlas Pipeline which could exceed the transportation fees paid to us, reimbursements and distributions to us from our general and limited partner interests in Atlas Pipeline, and connection costs and other expenses paid by Atlas Pipeline.

         We may be exposed to financial and other liabilities as the general partner in drilling investment partnerships. We currently serve as the managing general partner of 87 drilling investment partnerships and will be the general partner of new drilling investment partnerships that we sponsor. As general partner, we are contingently liable for the obligations of these partnerships to the extent that partnership assets or insurance proceeds are insufficient.

         We are subject to complex laws that can affect the cost, manner or feasibility of doing business. Exploration, development, production and sales of natural gas and oil are subject to extensive federal, state and local regulations. We discuss our regulatory environment in more detail in "-Governmental Regulation." We may be required to make large expenditures to comply with these regulations. Failure to comply with these regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Other regulations may limit our operations. For example, "frost laws" prohibit drilling and other heavy equipment from using certain roads during winter, a principal drilling season for us, which may delay us in drilling and completing wells. Moreover, governmental regulations could change in ways that substantially increase our costs, thereby reducing our return on invested capital, revenues and net income.

         Our operations may incur substantial liabilities to comply with environmental laws and regulations. Our natural gas and oil operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities, and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance or could restrict our methods or times of operation. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed. We discuss the environmental laws that affect our operations in more detail under "-Governmental Regulation-Environmental and Safety Regulation."

         Pollution and environmental risks generally are not fully insurable. We may elect to self-insure if we believe that insurance, although available, is excessively costly relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by insurance could reduce our revenues and the value of our assets.

         Well blowouts, pipeline ruptures and other operating and environmental problems could result in substantial losses to us. Well blowouts, cratering, explosions, uncontrollable flows of natural gas, oil or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks are inherent operating hazards for us. The occurrence of any of those hazards could result in substantial losses to us, including liabilities to third parties or governmental entities for damages resulting from the occurrence of any of those hazards and substantial investigation, litigation and remediation costs.

         We may be required to write-down the carrying value of our proved properties; any such write-down would be a charge to our earnings. We may be required to write-down the carrying value of our natural gas and oil properties when natural gas and oil prices are low. In addition, write-downs may occur if we have:

         o    downward adjustments to our estimated proved reserves;

         o    increases in our estimates of development costs; or

         o    deterioration in our exploration and development results.

         The unavailability or high cost of additional drilling rigs, equipment, supplies, personnel and oil field services could delay our exploration and development plans and decrease net revenues from drilling operations. Shortages of drilling rigs, equipment, supplies or personnel could delay our development and exploration plans, thereby reducing our revenues from drilling operations and delaying our receipt of production revenues from wells we planned to drill. Moreover, increased costs, whether due to shortages or other causes, will reduce the number of wells we can drill for existing drilling investment partnerships and, by making our drilling investment partnerships less attractive as investments, may reduce the amount of financing for drilling operations we can obtain from them. This may reduce our revenues not only from drilling operations but also, if fewer wells are drilled, from production of natural gas and oil.

Risks Relating to Our Relationship with Resource America

         Our principal stockholder is in a position to affect our ongoing operations, corporate transactions and other matters. Our principal stockholder, Resource America, owns 80.2% of our outstanding shares of common stock. As a result, Resource America is able to determine the outcome of all corporate actions requiring stockholder approval. For example, Resource America may control decisions with respect to:

         o    the election and removal of directors;

         o    mergers or other business combinations involving us;

         o    future issuances of our common stock or other securities; and

         o    amendments to our certificate of incorporation and bylaws.

         Any exercise by Resource America of its control rights may be in its own best interest which may not be in the best interest of our other stockholders and our company. Resource America's ability to control our company may also make investing in our stock less attractive. These factors in turn may have an adverse affect on the price of our common stock. Resource America's control rights will continue until it distributes its remaining ownership interest in us to its common stockholders or otherwise disposes of it. While Resource America intends to make the distribution, it is not obligated to do so. See "- Resource America may not complete its intended distribution of its holdings of our common stock, which would result in its continued control of us."

         Potential conflicts may arise between us and Resource America that may not be resolved in our favor. The relationship between us and Resource America may give rise to conflicts of interest with respect to, among other things, transactions and agreements among us and Resource America, issuances of additional voting securities and the election of directors. When the interests of Resource America diverge from our interests, Resource America may exercise its substantial influence and control over us in favor of its own interests over our interests.

         Our agreements with Resource America are not the result of arm's-length negotiations. In connection with our initial public offering, we entered into agreements with Resource America which govern various transactions between us and our ongoing relationship, including registration rights, tax separation and indemnification. All of these agreements were entered into while we were a wholly-owned subsidiary of Resource America, and were negotiated in the overall context of our initial public offering and the proposed distribution by Resource America of its interest in us to its stockholders. These agreements were not negotiated at arm's-length. Accordingly, certain rights of Resource America, particularly the rights relating to the number of demand and piggy-back registration rights that Resource America has, the assumption by us of the registration expenses related to the exercise of these rights and our indemnification of Resource America for any tax liabilities it may incur relating to the distribution to the extent those liabilities are caused by our actions, may be more favorable to it than if they had been the subject of independent negotiation. We and Resource America and its other affiliates may enter into other material transactions and agreements from time to time in the future which also may not be deemed to be independently negotiated.

         Our agreements with Resource America may limit our ability to obtain capital, make acquisitions or effect other business combinations. Our business strategy anticipates future acquisitions of natural gas and oil properties and companies. Any acquisition that we undertake could be subject to our ability to access capital from outside sources on acceptable terms through the issuance of our common stock or other securities. However, for the proposed distribution of Resource America's common stock in us to its stockholders to be tax-free to them, Resource America must, among other things, own at least 80% of all of our voting power at the time of the distribution. Therefore, until such time that Resource America informs us that it will not complete the distribution, which will be at Resource America's discretion, we will be limited in our ability to issue voting securities, non-voting stock or convertible debt without Resource America's prior consent, and Resource America may be unwilling to give that consent. In addition, our agreements with Resource America prohibit us from making acquisitions or entering into mergers or other business combinations that would jeopardize the tax-free status of the distribution.

         Resource America may not complete its intended distribution of its holdings of our common stock, which would result in its continued control of us. Resource America intends to distribute to its stockholders all of our common stock it owns. However, Resource America is not obligated to make the distribution at any particular time, or at all, and, as a result, the distribution may not occur at any particular time, or at all. Resource America has advised us that it does not intend to complete the distribution unless it receives a ruling from the Internal Revenue Service and/or an opinion from its tax counsel as to the tax-free nature of the distribution to Resource America and its stockholders for U.S. federal income tax purposes. Because the Internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, there is significant uncertainty as to whether Resource America will be able to obtain such a ruling.

        Unless and until the distribution occurs, we will face the risks discussed in this report relating to Resource America's control of us and potential conflicts of interest between Resource America and us. If the distribution is delayed or not completed at all, the liquidity of shares of our common stock in the market may be constrained for as long as Resource America continues to hold a significant position in our stock. A lack of liquidity in the market for our common stock may adversely affect our stock price.

ITEM 2.           PROPERTIES

OFFICE PROPERTIES

         We own a 24,000 square foot office building in Moon Township, Pennsylvania, a 17,000 square foot field office and warehouse facility in Jackson Center, Pennsylvania and an office in Deerfield, Ohio. We lease a 1,400 square foot field office in Ohio under a lease expiring in 2009 and one 4,600 square foot field office in Pennsylvania under a lease expiring in 2009. We also rent 9,300 square feet of office space in Uniontown, Ohio under a lease expiring in February 2006 and 8,000 square feet of office space in Tulsa, Oklahoma through July 2005. In addition, we lease other field offices in Ohio and New York on a month-to-month basis. We anticipate that we will enter into subleases with Resource America for the office space we currently use in Philadelphia, PA and New York City, NY.

PRODUCTIVE WELLS

         The following table sets forth information as of September 30, 2004 regarding productive natural gas and oil wells in which we have a working interest:

                                                                                 Number of productive wells
                                                                                 --------------------------
                                                                                  Gross (1)         Net (1)
                                                                                  ---------         -------
Oil wells.....................................................................        341              271
Gas wells.....................................................................      4,786            2,494
                                                                                   ------           ------
     Total....................................................................      5,127            2,765
                                                                                   ======           ======

----------------
(1) Includes our interest in wells owned by 87 drilling investment partnerships for which we serve as general partner and various joint ventures. Does not include our royalty or overriding interests in 628 wells.

PRODUCTION

         The following table sets forth the quantities of our natural gas and oil production, average sales prices and average production costs per equivalent unit of production for the periods indicated.

                                                                                              Average production
                                          Production               Average sales price              cost per
Period                            Oil (bbls)     Gas (mcf)       per bbl       per mcf (1)          mcfe (2)
------                            ----------     ---------       -------       -----------          --------
Fiscal 2004...................      181,021      7,285,281        $32.85         $5.84                $.87
Fiscal 2003...................      160,048      6,966,899        $26.91         $4.92                $.84
Fiscal 2002...................      172,750      7,117,276        $20.45         $3.56                $.82

----------------
(1) Average sales price before the effects of financial hedging was $5.84, $5.08 and $3.57 for fiscal 2004, 2003 and 2002, respectively.

(2) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

DEVELOPED AND UNDEVELOPED ACREAGE

         The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of September 30, 2004. The information in this table includes our interest in acreage owned by drilling investment partnerships sponsored by us.

                                                            Developed acreage                  Undeveloped acreage
                                                       -------------------------            ------------------------
                                                         Gross              Net                Gross           Net
                                                       --------          -------            ---------       --------
  Arkansas......................................         2,560              403                   -              -
  Kansas........................................           160               20                   -              -
  Kentucky......................................           924              462               9,710          4,855
  Louisiana.....................................         1,819              206                   -              -
  Mississippi...................................            40                3                   -              -
  Montana.......................................             -                -               2,650          2,650
  New York......................................        20,183           15,919              37,365         37,365
  North Dakota..................................           639               96                   -              -
  Ohio..........................................       115,576           96,781              39,547         36,038
  Oklahoma......................................         4,323              468                   -              -
  Pennsylvania..................................        81,961           81,961             149,613        149,613
  Texas.........................................         4,520              329                   -              -
  West Virginia.................................         1,078              539              10,806          5,403
  Wyoming.......................................             -                -                  80             80
                                                      --------         --------            --------       --------
                                                       233,783          197,187             249,771        236,004
                                                      ========         ========            ========       ========

         The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have terms that vary from less than one year to five years. We paid rentals of approximately $592,000 in fiscal 2004 to maintain our leases.

         We believe that we hold good and indefeasible title to our producing properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant. We have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

         Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

DRILLING ACTIVITY

         The following table sets forth information with respect to the number of wells in which we have completed drilling during the periods indicated, regardless of when drilling was initiated.

                                        Development Wells                              Exploratory Wells
                             --------------------------------------          --------------------------------------
                               Productive                  Dry                 Productive                 Dry
                             --------------        ----------------          ----------------       ---------------
Fiscal Year                  Gross    Net(1)       Gross     Net(1)          Gross     Net(1)       Gross    Net(1)
-----------                  -----    ------       -----     ------          -----     ------       -----    ------
2004...................      493.0    160.5          11.0     3.8                -       -            1       1
2003...................      295.0     92.9           1.0     0.3                -       -            -       -
2002...................      246.0     78.7           6.0     2.0                -       -            -       -

________________
(1) Includes only our interest in the wells and not those of the other partners in our drilling investment partnerships.

NATURAL GAS AND OIL RESERVES

         The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas and oil reserves and future net revenues of natural gas and oil reserves upon reports prepared by Wright & Company, Inc, energy consultants. In accordance with SEC guidelines, we make the standardized and PV-10 estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following weighted average prices:

                                                                                  Years ended September 30,
                                                                           -------------------------------------
                                                                             2004           2003           2002
                                                                             ----           ----           ----
Natural gas (per mcf)...............................................       $  6.91        $  4.96        $  3.80
Oil (per bbl).......................................................       $ 46.00        $ 26.00        $ 26.76

         Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of our consultants, Wright & Company. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those estimated by Wright & Company in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas and oil properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for the escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

         We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deduct operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We base the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas and oil reserves or their present value. For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see note 15 of our Notes to Consolidated Financial Statements.

                                                                                   Proved natural gas and oil reserves
                                                                                             at September 30,
                                                                                   -------------------------------------
                                                                                   2004(1)         2003           2002
                                                                                   -------         ----           ----
  Natural gas reserves (mmcf):
    Proved developed reserves............................................          95,788         87,760         83,996
    Proved undeveloped reserves..........................................          46,345         45,533         39,226
                                                                               ----------     ----------     ----------
    Total proved reserves of natural gas.................................         142,133        133,293        123,222
                                                                               ==========     ==========     ==========
  Oil reserves (mbbl):
    Proved developed reserves............................................           2,126          1,825          1,846
    Proved undeveloped reserves..........................................             149             30             32
                                                                               ----------     ----------     ----------
    Total proved reserves of oil.........................................           2,275          1,855          1,878
                                                                               ==========     ==========     ==========

    Total proved reserves (mmcfe)........................................         155,782        144,423        134,490
                                                                               ==========     ==========     ==========
  Standardized measure of discounted future cash flows
    (in thousands).......................................................      $  232,998     $  144,351     $  104,126
                                                                               ==========     ==========     ==========
  PV-10 estimate of cash flows of proved reserves (in thousands):
    Proved developed reserves............................................      $  265,516     $  164,617     $  120,260
    Proved undeveloped reserves..........................................          54,863         26,802         12,209
                                                                               ----------     ----------     ----------
    Total PV-10 estimate.................................................      $  320,379     $  191,419     $  132,469
                                                                               ==========     ==========     ==========

______________
(1) Projected natural gas and oil volumes for each of fiscal 2005 and the remaining successive years are:

                                                              Fiscal            Remaining
                                                               2005         successive years     Total
                                                               ----         ----------------     -----
Natural gas (mmcf)........................................    9,098             133,035         142,133
Oil (mbbl)................................................      172               2,103           2,275

ITEM 3.           LEGAL PROCEEDINGS

         One of our subsidiaries, Resource Energy, Inc., together with Resource America, is a defendant in a proposed class action originally filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to us. The complaint alleges that we are not paying landowners the proper amount of royalty revenues from the natural gas produced from the wells on leased property. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. Plaintiffs were certified as a class in December 2003; an appeal of that certification is pending. The action is currently in its discovery phase. We believe the complaint is without merit and are defending ourselves vigorously.

         We are also a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the quarter ended September 30, 2004.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq National Market under the symbol "ATLS." The following table sets forth the high and low sale prices, as reported by Nasdaq, on a quarterly basis since our initial public offering in May 2004.

                                                                                              HIGH            LOW
                                                                                              ----            ---
FISCAL 2004
Fourth Quarter..........................................................................   $   21.90      $   18.08
Third Quarter (since May 11, 2004)......................................................   $   22.81      $   16.75

         As of December 1, 2004, there were 13.3 million shares of common stock outstanding held by two holders of record.

         Since May 11, 2004, the date of our initial public offering, we have not paid any cash dividends on our common stock.

         For information concerning common stock authorized for issuance under our stock incentive plan, see Note 8 of our Notes to Consolidated Financial Statements.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth selected financial data as of and for the fiscal years ended September 30, 2000 through 2004. We derived the financial data as of September 30, 2004 and 2003 and for the years ended September 30, 2004, 2003 and 2002 from our financial statements, which were audited by Grant Thornton LLP, independent accountants, and are included in this report. We derived the financial data as of September 30, 2002, 2001 and 2000 and for the years ended September 30, 2001 and 2000 from our financial statements, which were audited by Grant Thornton LLP, and are not included in this report.

                                                                        Years Ended September 30,
                                                     -------------------------------------------------------------------
                                                        2004       2003         2002              2001         2000
                                                        ----       ----         ----              ----         ----
                                                                    (in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues:
   Well drilling..................................   $  86,880    $  52,879    $  55,736         $  43,464    $  31,869
   Gas and oil production.........................      48,526       38,639       28,916            36,681       25,231
   Gathering, transmission and processing.........      36,252        5,901        5,389             5,715        4,770
   Well services..................................       8,430        7,634        7,585             7,403        6,962
   Other..........................................         768          636        1,670             2,626        2,428
                                                     ---------    ---------    ---------         ---------    ---------
    Total revenues................................     180,856      105,689       99,296            95,889       71,260

Costs and expenses:
   Well drilling..................................      75,548       45,982       48,443            36,602       25,806
   Gas and oil production and exploration.........       8,838        8,485        8,264             7,846        8,339
   Gathering, transmission and processing.........      27,870        2,444        2,052             2,001        2,842
   Well services..................................       4,399        3,774        3,747             2,961        2,444
   General and administration.....................       6,076        6,532        6,957            10,829        8,947
   Depreciation, depletion and amortization.......      14,700       11,595       10,836            10,782        9,781
   Interest.......................................       2,881        1,961        2,200             1,714        2,898
   Terminated acquisition.........................       2,987            -            -                 -            -
   Minority interest in Atlas Pipeline
     Partners, L.P................................       4,961        4,439        2,605             4,099        2,058
                                                     ---------    ---------    ---------         ---------    ---------
Total costs and expenses..........................     148,260       85,212       85,104            76,834       63,115
                                                     ---------    ---------    ---------         ---------    ---------

Income from continuing operations before income
   taxes and cumulative effect of change in
   accounting principle...........................      32,596       20,477       14,192            19,055        8,145
Provision for income taxes........................      11,409        6,757        4,683             6,613        3,300
                                                     ---------    ---------    ---------         ---------    ---------
Income from continuing operations
   before cumulative effective of change in
   accounting principle...........................      21,187       13,720        9,509            12,442        4,845
Income (loss) from discontinued operation, net of
   taxes..........................................           -          192       (1,641)           (1,030)        (673)
Cumulative effect of change in accounting
   principle, net of taxes........................           -            -         (627)  (1)           -            -
                                                     ---------    ---------    ---------         ---------    ---------
Net income........................................   $  21,187    $  13,912    $   7,241         $  11,412    $   4,172
                                                     =========    =========    =========         =========    =========
Basic and diluted net income per share............   $    1.81    $    1.30    $     .68         $    1.07    $     .39
                                                     =========    =========    =========         =========    =========

                                                                As of and for the Years Ended September 30,
                                                      ---------------------------------------------------------------
                                                          2004         2003          2002         2001         2000
                                                          ----         ----          ----         ----         ----
                                                                  (in thousands, except operating data)
OPERATING DATA:
Net annual production volumes:
   Natural gas (mmcf) (2)..........................        7,285        6,967         7,117        6,343        6,440
   Oil (mbbls).....................................          181          160           173          177          196
Total (mmcfe)......................................        8,371        7,927         8,154        7,407        7,616

Average sales price:
   Natural gas (per mcf) (3).......................    $    5.84    $    4.92     $    3.56         5.04    $    3.15
   Oil (per bbl)...................................    $   32.85    $   26.91     $   20.45    $   25.56    $   24.50

OTHER FINANCIAL INFORMATION:
Net cash provided by operating activities..........    $  57,314    $  49,174     $   5,452    $  36,190    $  17,157
Capital expenditures...............................    $  41,162    $  28,029     $  21,291    $  14,050    $  10,935
EBITDA (4).........................................    $  50,177    $  34,033     $  27,228    $  31,551    $  20,824

BALANCE SHEET DATA:
Total assets.......................................    $ 421,497    $ 232,388     $ 192,614    $ 199,785    $ 158,503
                                                       =========    =========     =========    =========    =========
Debt...............................................    $  85,640    $  31,194     $  49,505    $  43,284    $  23,506
                                                       =========    =========     =========    =========    =========
Stockholders' equity...............................    $  91,003    $  87,511     $  73,366    $  66,347    $  54,925
                                                       =========    =========     =========    =========    =========

_______________________________

(1) Represents write-down of goodwill, net of taxes, by our former technology subsidiary in connection with its adoption of SFAS 142.
(2)  Excludes sales of residual gas and sales to landowners.
(3) Our average sales price before the effects of financial hedging was $5.84, $5.08, $3.57, $5.13 and $3.15 for the years ended 2004, 2003, 2002, 2001 and 2000, respectively.
(4) We define EBITDA as earnings before interest, taxes, depreciation, depletion and amortization. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or GAAP. Although not prescribed under GAAP, we believe the presentation of EBITDA is relevant and useful because it helps our investors to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. EBITDA should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use. The following reconciles EBITDA to our income from continuing operations for the periods indicated.

                                                                          Years Ended September 30,
                                                       --------------------------------------------------------------
                                                          2004          2003          2002         2001         2000
                                                          ----          ----          ----         ----         ----
                                                                                (in thousands)
Income from continuing operations..................    $  21,187    $  13,720     $   9,509       12,442        4,845
Plus interest expense..............................        2,881        1,961         2,200        1,714        2,898
Plus income taxes..................................       11,409        6,757         4,683        6,613        3,300
Plus depreciation, depletion and amortization......       14,700       11,595        10,836       10,782        9,781
                                                       ---------    ---------     ---------    ---------    ---------
EBITDA.............................................    $  50,177    $  34,033     $  27,228    $  31,551    $  20,824
                                                       =========    =========     =========    =========    =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW OF YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

         During the year ended September 30, 2004, our operations continued to grow as we increased our total assets, revenues, number of wells drilled, number of wells operated and total reserves.

         We finance our drilling operations principally through funds raised from investors in our public and private drilling investment partnerships. The $107.7 million raised in fiscal 2004 represented a 63% increase over the $66.1 million raised in fiscal 2003 and a 162% increase from the $41.1 million raised in fiscal 2002.

         Our gross revenues depend, to a significant extent, on the price of natural gas and oil which can fluctuate significantly. We seek to balance this volatility with the more stable net income from our well drilling and well servicing operations which are principally fee-based. Our well drilling operation's gross margin was $11.3 million, $6.9 million and $7.3 million for the years ended September 30, 2004, 2003 and 2002, respectively. Our well services gross margin was $4.0 million, $3.9 million and $3.8 million for the years ended September 30, 2004, 2003 and 2002, respectively.

         Our business strategy for increasing our reserve base includes acquisitions of undeveloped properties or companies with significant amounts of undeveloped property. However, as a result of our agreements with Resource America, our ultimate parent, relating to its proposed tax-free distribution to its stockholders of the stock it owns in us, described in Item 1: "Business - General - Initial Public Offering," we will be limited in our ability to issue voting securities, non-voting securities or convertible debt and in making acquisitions or entering into mergers or other business combinations that would jeopardize the tax-free status of the distribution until such time that Resource America completes the spin-off or informs us that it will not complete the distribution. At September 30, 2004, we had $48.3 million available under our credit facility, which could be employed to finance such acquisitions.

         Our financial condition and results of operations during the fiscal 2004 are affected by initiatives taken by Atlas Pipeline Partners, L.P. In April and July 2004, Atlas Pipeline completed public offerings of 750,000 and 2,100,000 of its common units, realizing $25.2 million and $67.5 million of offering proceeds, net of expenses. The principal financial effect of the offering was an increase to the minority interest in our financial statements.

         In July 2004, Atlas Pipeline acquired Spectrum for approximately $142.4 million, including transaction costs and the payment of taxes due as a result of the transaction. This acquisition significantly increased Atlas Pipeline's size and diversifies the natural gas supply basins in which it operates and the natural gas midstream services it provides to its customers. Spectrum was a privately owned natural gas gathering and processing company headquartered in Tulsa, Oklahoma. Spectrum's business includes gathering natural gas from oil and gas wells and processing this raw natural gas into merchantable natural gas, or residue gas, by extracting natural gas liquids, or NGLs, and removing impurities. Spectrum's principal assets consist of a gas processing plant in Velma, Oklahoma and approximately 1,100 miles of active and 760 miles of inactive natural gas gathering pipelines in south central Oklahoma and north Texas.

RESULTS OF OPERATIONS

         The following table sets forth information relating to our production revenues, production volumes, sales prices, production costs and depletion for our operations during the periods indicated:

                                                                                       Years Ended September 30,
                                                                               ----------------------------------------
                                                                                 2004            2003           2002
                                                                                 ----            ----           ----
  Production revenues (in thousands):
    Gas (1)................................................................    $  42,532      $  34,276      $  25,359
    Oil....................................................................    $   5,947      $   4,307      $   3,533

  Production volumes:
    Gas (mcf/day) (1) (2)..................................................       19,905         19,087         19,499
    Oil (bbls/day).........................................................          495            438            473

  Average sales prices:
    Gas (per mmcf) (2).....................................................    $    5.84      $    4.92      $    3.56
    Oil (per bbl)..........................................................    $   32.85      $   26.91      $   20.45

  Production costs (3):
    As a percent of sales..................................................           15%            18%            23%
    Per mcfe...............................................................    $     .87      $     .84      $     .82

  Depletion per equivalent mcfe............................................    $    1.22      $    1.01      $     .93

------------------
(1)    Excludes sales of residual gas and sales to landowners.

(2) Our average sales price before the effects of financial hedging was $5.84, $5.08 and $3.57 fiscal 2004, 2003 and 2002, respectively.

(3) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.

         Our well drilling revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for drilling investment partnerships we sponsored. The following table sets forth information relating to these revenues, costs, margins and wells during the years indicated:

                                                                                       Years Ended September 30,
                                                                              -----------------------------------------
                                                                                 2004           2003            2002
                                                                                 ----           ----            ----
                                                                                        (dollars in thousands)
Average drilling revenue per well.........................................    $      193     $      187      $      230
Average drilling cost per well............................................           168            163             200
                                                                              ----------     ----------      ----------
Average drilling gross profit per well....................................    $       25     $       24      $       30
                                                                              ==========     ==========      ==========
Gross profit margin.......................................................    $   11,332     $    6,897      $    7,293
                                                                              ==========     ==========      ==========

Gross margin percent......................................................            13%            13%             13%
                                                                              ==========     ==========      ==========

Net wells drilled.........................................................           450            282             242
                                                                              ==========     ==========      ==========

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

         Our natural gas revenues were $42.5 million in fiscal 2004, an increase of $8.3 million (24%) from $34.2 million in fiscal 2003. The increase was due to a 19% increase in the average sales price of natural gas and a 4% increase in production volumes. The $8.3 million increase in natural gas revenues consisted of $6.4 million attributable to price increases and $1.9 million attributable to volume increases.

         Our oil revenues were $5.9 million in fiscal 2004, an increase of $1.6 million (38%) from $4.3 million in fiscal 2003. The increase resulted from a 22% increase in the average sales price of oil and a 13% increase in production volumes. The $1.6 million increase in oil revenues consisted of $951,000 attributable to price increases and $689,000 attributable to volume increases.

         Our well drilling gross margin was $11.3 million in the year ended September 30, 2004, an increase of $4.4 million (64%) from $6.9 million in the year ended September 30, 2003. During the year ended September 30, 2004, the increase in gross margin was attributable to an increase in the number of wells drilled ($4.2 million) and an increase in the gross profit per well ($204,000). Since our drilling contracts are on a "cost plus" basis (typically cost plus 15%), an increase in our average cost per well also results in an increase in our average revenue per well. The increase in our average cost per well resulted from the increase in the cost of tangible equipment used on the wells. In addition, it should be noted that "Liabilities associated with drilling contracts" includes $26.5 million of funds raised in our drilling investment partnerships in fiscal 2004 that have not been applied to drill wells as of September 30, 2004 due to the timing of drilling operations, and thus had not been recognized as well drilling revenues. We expect to recognize this amount as income in fiscal 2005. We have completed our fundraising efforts for calendar year 2004 with a total of $52.2 million raised after our fiscal year end, and therefore, we anticipate drilling revenues and related costs to be substantially higher in fiscal 2005 than in fiscal 2004.

         Our well services revenues were $8.4 million in fiscal 2004, an increase of $796,000 (10%) from $7.6 million in fiscal 2003. The increase resulted from an increase in the number of wells operated due to additional wells drilled in fiscal 2004.

         Our gathering, transmission and processing revenues were $36.3 million, of which $30.0 million was associated with the operations of Spectrum which was acquired on July 16, 2004. These revenues reflect two and one half months of operations in the current year period and, as a result, we expect these revenues will increase in fiscal 2005.

         Our production costs were $7.3 million in fiscal 2004, an increase of $519,000 (8%) from $6.8 million in fiscal 2003. This increase includes normal operating expenses and coincides with the increased production volumes we realized from the increased number of wells we operate. Production costs as a percent of sales decreased from 18% in fiscal 2003 to 15% in fiscal 2004 as a result of an increase in our average sales price which more than offset the slight increase in production costs per mcfe.

         Our exploration costs were $1.5 million in the year ended September 30, 2004, a decrease of $166,000 (10%) from fiscal 2003. We attribute the decrease in fiscal 2004 as compared to the prior period is principally due to the following:

         o the benefit we received for our contribution of well sites to our drilling investment partnerships increased $813,000 in fiscal 2004 as compared to fiscal 2003 as a result of more wells drilled, which was offset in part by;

         o $704,000 in dry hole costs we incurred upon making the determination that a well drilled in an exploratory area of our operations was not capable of economic production.

         Our gathering, transmission and processing expenses were $27.9 million, of which $25.5 million was associated with the operations of Spectrum which was acquired on July 16, 2004. These costs reflect two and one half months of operations in the current year period and as a result, we expect they will increase in fiscal 2005.

         Our well services expenses were $4.4 million in fiscal 2004, an increase of $625,000 (17%) from $3.8 million in fiscal 2003. The increase resulted from an increase in costs associated with a greater number of wells operated in fiscal 2004 as compared to fiscal 2003.

         Our general and administrative expenses were $6.1 million in fiscal 2004, a decrease of $456,000 (7%) from $6.5 million in fiscal 2003. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses are partially offset by reimbursements we receive from our drilling investment partnerships. The decrease in the year ended September 30, 2004 as compared to the prior year period is attributable principally to the following:

         o general and administrative expense reimbursements from our investment partnerships increased by $4.8 million as we continue to increase the number of wells we drill and manage;

         o salaries and wages increased $1.6 million due to an increase in executive salaries and in the number of employees in anticipation of our spin-off from our parent;

         o net syndication costs increased $930,000 as we continue to increase our syndication activities and the drilling funds we raise in our public and private partnerships;

         o legal and professional fees increased $925,000, which includes the implementation of Sarbanes-Oxley Section 404 compliance and the filing of two tax returns for 2003 for Atlas Pipeline. Two tax returns were required as a result of our ownership percentage in it falling below 50% due to its offering of common units in May 2003;

         o general and administrative expenses increased $484,000 due to the acquisition of Spectrum on July 16, 2004; and

         o directors fees increased $251,000 due to our initial public offering and our anticipated spin-off from Resource America.

         Depletion of oil and gas properties as a percentage of oil and gas revenues was 21% in both fiscal 2004 and fiscal 2003. Depletion was $1.22 per mcfe in fiscal 2004, an increase of $.21 per mcfe (21%) from $1.01 per mcfe in fiscal 2003. Higher volumes produced on our new wells in their first year of production caused depletion per mcfe to increase in fiscal 2004 as compared to fiscal 2003. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, product prices and changes in the depletable cost basis of our oil and gas properties.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         Our natural gas revenues were $34.3 million in fiscal 2003, an increase of $8.9 million (35%) from $25.4 million in fiscal 2002. The increase was due to a 38% increase in the average sales price of natural gas partially offset by a 2% decrease in production volumes. The $8.9 million increase in natural gas revenues consisted of $9.7 million attributable to price increases, partially offset by $740,000 attributable to volume decreases. Production volumes decreased because normal production declines in our existing wells were not offset by the new wells we had drilled in Crawford County, Pennsylvania, since those wells could not be brought on line until the extension of our Crawford gathering system had been completed. The Crawford extension was completed in the fourth quarter of fiscal 2003.

         Our oil revenues were $4.3 million in fiscal 2003, an increase of $774,000 (22%) from $3.5 million in fiscal 2002. The increase resulted from a 32% increase in the average sales price of oil partially offset by a 7% decrease in production volumes. The $774,000 increase in oil revenues consisted of $1.1 million attributable to price increases partially offset by $342,000 attributable to volume decreases. The decrease in oil volumes is a result of the natural production decline inherent in the life of a well. We did not offset the decline through the addition of new wells, as substantially all of the wells we have drilled during the past several years have targeted natural gas reserves.

         Our well drilling gross margin was $6.9 million in the year ended September 30, 2003, a decrease of $396,000 (5%) from $7.3 million in the year ended September 30, 2002. During the period, our average cost per well decreased because we drilled many of them to a shallower formation and, in certain areas where we have become more active, many of our wells either have not required fracture stimulation or have needed less equipment than wells we have drilled in prior years. Since our drilling contracts are on a "cost plus" basis (typically cost plus 15%), a decrease in our average cost per well also results in a decrease in our average revenue per well. On the other hand, the decrease in our average cost per well allowed us to drill more wells with the funds available. In addition, it should be noted that the line item "Liabilities associated with drilling contracts" in our consolidated financial statements includes $14.1 million of funds raised in our drilling investment partnerships in fiscal 2003 that had not been applied to drill wells as of September 30, 2003 due to the timing of drilling operations, and thus had not been recognized as well drilling revenues.

         Our gathering, transmission and processing revenues increased $512,000 (10%) in fiscal 2003 to $5.9 million from $5.4 million in fiscal 2002. The increase was a result of a 6% increase in natural gas volumes transported by Atlas Pipeline Partners and an increase in the average prices received for the natural gas transported, upon which the fees chargeable under a portion of our transportation arrangements are based.

         Our exploration costs were $1.7 million in the year ended September 30, 2003, an increase of $144,000 (9%) from fiscal 2002. The increase in fiscal 2003 as compared to the prior period was attributable to expenditures for lease costs of $275,000 which were charged to operations upon our decision to discontinue drilling on certain leases.

         Our gathering, transmission and processing expenses increased 19% in the year ended September 30, 2003, as compared to the similar prior year period. This increase resulted from an increase in compressor expenses due to the addition of more compressors and increased compressor lease rates. Compressors were added to increase the transportation capacity of our gathering systems.

         Our general and administrative expenses were $6.5 million in fiscal 2003, a decrease of $425,000 (6%) from $6.9 million in fiscal 2002. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses were partially offset by reimbursements we received for costs we incurred in our partnership management and drilling activities, resulting from an increase in the number of wells we drilled and managed during the year as compared to the prior year. Reimbursements received by us related to our drilling activities increased $470,000 in year ended September 30, 2003 as compared to the year ended September 30, 2002. In addition, we more closely allocated direct costs associated with our other energy activities to those activities, thereby reducing general and administrative expenses.

         Depletion of oil and gas properties as a percentage of oil and gas revenues was 21% in fiscal 2003 compared to 26% in fiscal 2002. The variance from period to period is directly attributable to changes in our oil and gas reserve quantities, product prices and changes in the depletable cost basis of oil and gas. Higher gas and oil prices caused depletion as a percentage of oil and gas revenues to decrease in fiscal 2003 as compared to fiscal 2002.

OTHER REVENUES AND COSTS AND EXPENSES

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

         Our interest expense was $2.9 million in fiscal 2004, an increase of $920,000 (47%) from $2.0 million in fiscal 2003. This increase resulted primarily from an increase in outstanding borrowings in fiscal 2004 as compared to fiscal 2003 due to funds borrowed by Atlas Pipeline for the acquisition of Spectrum.

         Our terminated acquisition costs are related to Atlas Pipeline's agreement to acquire Alaska Pipeline Company, which was purportedly terminated in July 2004. These costs consist primarily of legal and professional fees. In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy, Inc. to purchase all of the stock of Alaska Pipeline Company. In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004 it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline believes SEMCO caused the delay in closing the transaction and breached its obligations under the acquisition agreement. Atlas Pipeline is currently pursuing its remedies under the acquisition agreement. In connection with the acquisition, subsequent termination, and current legal action, Atlas Pipeline incurred $3.0 million of costs, which are shown as terminated acquisition costs on our income statement.

         At September 30, 2004, we own 24% of the partnership interests in Atlas Pipeline through both our general partner interest and the subordinated units. During the year ended September 30, 2004, our ownership interest in Atlas Pipeline decreased from 39% to 24% as the result of the completion by Atlas Pipeline of secondary offerings of its common units in April and July 2004. Because we control the operations of Atlas Pipeline, we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline's earnings was $5.0 million for the year ended September 30, 2004, as compared to $4.4 million for the year ended September 30, 2003, an increase of $522,000 (12%). This increase was the result of an increase in the percentage interest of public unitholders and an increase in Atlas Pipeline's net income, principally caused by increases in transportation rates received. Atlas Pipeline's transportation rates vary, to a significant extent, with the prices of natural gas which, on average, were higher in fiscal 2004 than fiscal 2003.

         Our effective tax rate increased to 35% in fiscal 2004 as compared to 33% in fiscal 2003 as a result of a reduction in statutory depletion benefits relative to increased net income.

OTHER REVENUES, COSTS AND EXPENSES

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         Our other revenue was $636,000 in fiscal 2003, a decrease of $1.0 million (62%) as compared to $1.7 million in fiscal 2002. Interest income decreased $466,000 (68%) to $220,000 in fiscal 2003 from $686,000 in fiscal
2002. This decrease was the result of a decrease in funds invested as well as in the interest rates earned on those funds. In addition, gains associated with the sales of gas and oil assets decreased $397,000 (97%) to $14,000 in fiscal 2003 from $411,000 in fiscal 2002. This decrease was the result of the sale in fiscal 2002 of certain gas and oil assets which were not located within the Appalachian Basin and thus did not fit our business model. No such sales occurred in fiscal 2003.

         Our interest expense was $2.0 million in fiscal 2003, a decrease of $239,000 (11%) from $2.2 million in fiscal 2002. This decrease resulted primarily from decreases in short-term interest rates and decreases in outstanding borrowings in fiscal 2003 as compared to fiscal 2002.

         During the year ended September 30, 2003, our ownership interest in Atlas Pipeline decreased from 51% to 39% as the result of the completion by Atlas Pipeline of an offering of its common units. Because we control the operations of Atlas Pipeline, we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline's earnings was $4.4 million for the year ended September 30, 2003, as compared to $2.6 million for the year ended September 30, 2002, an increase of $1.8 million (70%). This increase was the result of an increase in Atlas Pipeline's net income, principally caused by increases in transportation volumes and rates received, and the increase in the percentage interest of public unitholders. Atlas Pipeline's transportation rates vary, to a significant extent, with the prices of natural gas which, on average, were higher in fiscal 2003 than fiscal 2002.

DISCONTINUED OPERATION

         In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision in fiscal 2002 to dispose of Optiron Corporation, our former energy technology subsidiary, resulted in the presentation of Optiron as a discontinued operation for the years ended September 30, 2003 and 2002. We had held a 50% equity interest in Optiron; as a result of the disposition, we currently hold a 10% equity interest.

         The plan of disposal required Optiron to pay us 10% of its revenues if they exceeded $2.0 million in the 12-month period following the closing of the transaction. As a result, in fiscal 2003 Optiron became obligated to pay us $295,000. The payment was made in March 2004.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE

         The cumulative effect of change in accounting principle in fiscal 2002 relates to Optiron which adopted SFAS 142 on January 1, 2002, and as a result of this adoption, realized an impairment and write-down on its books of goodwill associated with the on-going viability of the product with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment of $1.9 million on Optiron's books, and as a result, we recorded our 50% share of this adjustment.

LIQUIDITY AND CAPITAL RESOURCES

         General. We fund our exploration and production operations from a combination of cash generated by operations, capital raised through drilling investment partnerships and, if required, use of our credit facility. We fund our transportation operations, which are conducted through Atlas Pipeline, through a combination of cash generated by operations, Atlas Pipeline's credit facility and the sales of Atlas Pipeline's common units. The following table sets forth our sources and uses of cash for the periods indicated:

                                                                               Years Ended September 30,
                                                                     -------------------------------------------
                                                                        2004            2003           2002
                                                                        ----            ----           ----
                                                                                   (in thousands)
Provided by operations............................................   $    57,314     $   49,174     $     5,452
Used in investing activities......................................      (182,084)       (28,475)        (20,408)
Provided by (used in) financing activities........................       128,295         (4,249)          2,981
Provided by (used in) discontinued operation......................           295              -          (1,398)
                                                                     -----------     ----------     -----------
Increase (decrease) in cash and cash equivalents..................   $     3,820     $   16,450     $   (13,373)
                                                                     ===========     ==========     ===========

         We had $29.2 million in cash and cash equivalents on hand at September 30, 2004, as compared to $25.4 million at September 30, 2003. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 14.0 to 1.0 in fiscal 2004 as compared to
13.7 to 1.0 in fiscal 2003. We had working capital deficits of $21.5 million and $2.2 million at September 30, 2004 and September 30, 2003, respectively. The decrease in our working capital reflects an increase in our current assets of $16.9 million, offset by an increase in our current liabilities of $36.2 million. The increase in our current assets is primarily due to an increase in accounts receivable associated with Spectrum. The increase in our current liabilities is primarily due to the following:

         o an increase in accrued expenses of $14.0 million associated with natural gas and liquids, ad valorem taxes and hedging liabilities associated with Spectrum;

         o an increase of $7.2 million and $5.4 million in the remaining amount of our drilling obligations and accrued liabilities related to our investment partnerships;

         o an increase of $6.2 million in our trade accounts payable related to an increase in drilling activity associated with our drilling investment partnerships; and

         o an increase of $3.3 million in current maturities of long-term debt related to Atlas Pipeline's borrowings under its credit facility.

         Our long-term debt (including current maturities) was 94% of our total capital at September 30, 2004 and 36% at September 30, 2003. This increase is attributable to $60.0 million in borrowings associated with Atlas Pipeline's acquisition of Spectrum.

         In September 2004, the borrowing base under our credit facility was increased to $75.0 million from $65.0 million. At September 30, 2004, we had $48.3 million and $72.5 million available on this credit facility and Atlas Pipeline's credit facility, respectively.

         Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds from our drilling investment partnerships. Net cash provided by operating activities increased $8.1 million in fiscal 2004 to $57.3 million from $49.2 million in fiscal 2003, substantially as a result of the following:

         o changes in operating assets and liabilities decreased operating cash flow by $7.1 million in fiscal 2004, compared to fiscal 2003, primarily due to payments of accounts payable and accrued liabilities. Our level of liabilities is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing of funds raised through our drilling investment partnerships;

         o an increase in net income before depreciation, depletion and amortization of $10.4 million in fiscal 2004 as compared to the prior fiscal year principally a result of higher natural gas prices and drilling profits;

         o an increase in minority interest of $522,000 due to an increase in Atlas Pipeline's earnings and common units outstanding; and

         o non-cash items included in net income which were added back to cash flows totaled $4.0 million which include $3.0 million of terminated acquisition costs and $585,000 of losses on derivative value.

         Cash flows from investing activities. Net cash used in our investing activities increased $153.6 million in fiscal 2004 to $182.1 million from $28.5 million in fiscal 2003 as a result of the following:

         o    cash used in the acquisition of Spectrum was $141.6 million; and

         o capital expenditures increased $13.1 million due to an increase in the number of wells we drilled.

         Cash flows from financing activities. Net cash provided by our financing activities increased $132.5 million in fiscal 2004 to $128.3 million from cash used of $4.2 million in fiscal 2003, as a result of the following:

         o we received proceeds of $37.0 million and $92.7 million from public offerings of our common stock and Atlas Pipeline's common units, respectively;

         o we made a payment to our parent of $52.1 million in the form of a non-taxable dividend and received $7.7 million in reimbursements in fiscal 2004;

         o net borrowings increased cash flows by $72.5 million in fiscal 2004, as compared to the prior fiscal year;

         o dividends paid to minority interests increased $3.0 million as a result of higher earnings and more common units outstanding for Atlas Pipeline as a result of its April and July 2004 offerings of common units; and

         o we incurred $3.1 million of debt issuance costs associated with our new credit facility.

         Capital requirements. During fiscal 2004, our capital expenditures related primarily to investments in our drilling investment partnerships and pipeline expansions, in which we invested $31.9 million and $7.0 million, respectively. During fiscal 2004, we funded capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. We have established two credit facilities to facilitate the funding of our capital expenditures.

         We also plan on using borrowings from our credit facility to repay our current portion of federal income taxes and other net balances due RAI of $10.4 million in fiscal 2005.

         The level of capital expenditures we must devote to our exploration and production operations depends upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $138.0 million in fiscal 2005 through drilling partnerships. During fiscal 2004 we raised $107.7 million. We believe cash flow from operations and amounts available under our credit facility will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital. For a discussion of limitations on our ability to issue equity or make certain acquisitions or business combinations, see "-Overview of years ended September 30, 2004, 2003 and 2002."

CHANGES IN PRICES AND INFLATION

         Our revenues, the value of our assets, our ability to obtain bank loans or additional capital on attractive terms and our ability to finance our drilling activities through drilling investment partnerships have been and will continue to be affected by changes in oil and gas prices. Natural gas and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. During fiscal 2004, we received an average of $5.84 per mcf of natural gas and $32.85 per bbl of oil as compared to $4.92 per mcf and $26.91 per bbl in fiscal 2003 and $3.56 per mcf and $20.45 per bbl in fiscal 2002.


         Although certain of our costs and expenses are affected by general inflation, inflation has not normally had a significant effect on us. However, inflationary trends may occur if the price of natural gas were to increase since such an increase may increase the demand for acreage and for energy equipment and services, thereby increasing the costs of acquiring or obtaining such equipment and services.

ENVIRONMENTAL REGULATION

         To date, compliance with environmental laws and regulations has not had a material impact on our capital expenditures, earnings or competitive position. We cannot assure you that compliance with environmental laws and regulations will not, in the future, materially adversely affect our operations through increased costs of doing business or restrictions on the manner in which we conduct our operations.


DIVIDENDS

         In the year ended September 30, 2004 we paid dividends of $52.1 million to our Parent. The determination of the amount of future cash dividends, if any, is at the sole discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our contractual obligations at September 30, 2004.

                                                                                Payments Due By Period
                                                                                    (in thousands)
                                                              --------------------------------------------------------
                                                                Less than         1 - 3          4 - 5        After 5
Contractual cash obligations:                     Total           1 Year          Years          Years         Years
-----------------------------                     -----           ------          -----          -----         -----
Long-term debt..............................   $    85,640     $     3,401      $   31,203     $  51,036      $      -

Secured revolving credit facilities.........             -               -               -             -             -

Operating lease obligations.................         1,184             707             336           139             2

Capital lease obligations...................             -               -               -             -             -

Unconditional purchase obligations..........             -               -               -             -             -

Other long-term obligations.................             -               -               -             -             -
                                               -----------     -----------      ----------     ---------      --------
Total contractual cash obligations..........   $    86,824     $     4,108      $   31,539     $  51,175      $      2
                                               ===========     ===========      ==========     =========      ========


                                                                                   Payments Due By Period
                                                                                       (in thousands)
                                                               -------------------------------------------------------
Other commercial commitments:                                     Less than        1 - 3         4 - 5        After 5
-----------------------------                      Total           1 Year          Years         Years         Years
                                                   -----           ------          -----         -----         -----
Standby letters of credit...................   $     3,962     $     3,962      $        -     $       -      $      -

Guarantees..................................             -               -               -             -             -

Standby replacement commitments.............             -               -               -             -             -

Other commercial commitments................         2,471           2,471               -             -             -
                                               -----------     -----------      ----------     ---------      --------
Total commercial commitments................   $     6,433     $     6,433      $        -     $       -      $      -
                                               ===========     ===========      ==========     =========      ========

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

         We have identified the following policies as critical to our business operations and the understanding of our results of operations.

 Accounts Receivable and Allowance for Possible Losses.

         Through our business segments, we engage in credit extension, monitoring, and collection. In evaluating our allowance for possible losses, we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of our customer's credit information. We extend credit on an unsecured basis to many of our energy customers. At September 30, 2004, our credit evaluation indicated that we have no need for an allowance for possible losses for our oil and gas receivables.

         We believe that our allowance for possible losses is reasonable based on our experience and our analysis of the net realizable value of our receivables at September 30, 2004.

Reserve Estimates

         Our estimates of our proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports and may affect our ability to pay amounts due under our credit facilities or cause a reduction in our energy credit facilities. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

Impairment of Oil and Gas Properties

         We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Because of the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties. Any such impairment may affect or cause a reduction in our energy credit facilities.

Dismantlement, Restoration, Reclamation and Abandonment Costs

         On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of equipment recoverable upon abandonment. On October 1, 2002 we adopted SFAS 143, as discussed in Note 2 to our consolidated financial statements. As of September 30, 2004, 2003 and 2002, our estimate of salvage values was greater than or equal to our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or costs, could reduce our gross profit from energy operations.

Goodwill and Other Long-Lived Assets

         Goodwill and other intangibles with an indefinite useful life are no longer amortized, but instead are assessed for impairment annually. We have recorded goodwill of $37.5 million in connection with several acquisitions of assets. In assessing impairment of goodwill, we use estimates and assumptions in estimating the fair value of reporting units. If under these estimates and assumptions we determine that the fair value of a reporting unit has been reduced, the reduction can result in an "impairment" of goodwill. However, future results could differ from the estimates and assumptions we use. Events or circumstances which might lead to an indication of impairment of goodwill would include, but might not be limited to, prolonged decreases in expectations of long-term well servicing and/or drilling activity or rates brought about by prolonged decreases in natural gas or oil prices, changes in government regulation of the natural gas and oil industry or other events which could affect the level of activity of exploration and production companies.

         In assessing impairment of long-lived assets other than goodwill, where there has been a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable, we have estimated future undiscounted net cash flows from the use of the asset based on actual historical results and expectations about future economic circumstances, including natural gas and oil prices and operating costs. Our estimate of future net cash flows from the use of an asset could change if actual prices and costs differ due to industry conditions or other factors affecting our performance.

Revenue Recognition

         We conduct certain energy activities through, and a portion of our revenues are attributable to, sponsored energy limited partnerships. These energy partnerships raise capital from investors to drill gas and oil wells. We serve as general partner of the energy partnerships and assume customary rights and obligations for them. As the general partner, we are liable for partnership liabilities and can be liable to limited partners if we breach our responsibilities with respect to the operations of the partnerships. The income from our general partner interest is recorded when the gas and oil are sold by a partnership.

         We contract with the energy partnerships to drill partnership wells. The contracts require that the energy partnerships must pay us the full contract price upon execution. The income from a drilling contract is recognized as the services are performed using the percentage of completion method. The contracts are typically completed in less than 60 days. We classify the difference between the contract payments we have received and the revenue earned as a current liability, included in liabilities associated with drilling contracts.

         We recognize gathering, transmission and processing revenues at the time the natural gas is delivered to the purchaser.

         We recognize well services revenues at the time the services are performed.

         We are entitled to receive management fees according to the respective partnership agreements. We recognize such fees as income when earned and include them in well services revenues.

         We record the income from the working interests and overriding royalties of wells we own an interest in when the gas and oil are delivered.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In December 2004, the FASB issued Statement No. 123(R) (SFAS 123R) "Share - Based Payment." SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R applies to financial statements for interim or annual periods beginning after June 13, 2005. We are evaluating the impact of the adoption of 123R.

ITEM 7A:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

GENERAL

         We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as forward contracts and interest rate cap and swap agreements.

         The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred on September 30, 2004. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

         Interest Rate Risk. At September 30, 2004, the amount outstanding under our credit facility had decreased to $25.0 million from $31.0 million at September 30, 2003. The weighted average interest rate for this facility increased from 2.9% at September 30, 2003 to 4.1% at September 30, 2004 due to a larger portion of our borrowings being at the bank's prime rate and an increase in short term market rates. . Holding all other variables constant, a hypothetical 10% change in the weighted average interest rate would change our net income by approximately $55,000.

         At September 30, 2004, Atlas Pipeline had a $75.0 million four-year revolving line of credit which can be increased by an additional $40.0 million under certain circumstances and a $60.0 million five year-term loan, to fund the expansion of its existing gathering systems and the acquisition of other gas gathering systems. Atlas Pipeline had $60.0 million drawn on this facility at September 30, 2004. The weighted average interest rate for borrowings under this credit facility was 6.0% at September 30, 2004. Holding all other variables constant, a hypothetical 10% change in the weighted average interest rate would change our net income by approximately $56,000.

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

         We do not hold or issue derivative instruments for trading purposes. Historically, we have entered into financial hedging activities for a portion of our projected natural gas production. We recognize gains and losses from the settlement of these hedges in gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the market when we deliver the associated natural gas. We determine gains or losses on open and closed hedging transactions as the difference between the contract price and a reference price, generally closing prices on NYMEX. We did not settle any contracts during the year ended September 30, 2004 related to hedging of our natural gas production. We recognized losses of $1.1 million and $59,000 on settled contracts during the years ended September 30, 2003 and 2002, respectively. We had no open hedge transactions related to our natural gas production in place as of September 30, 2004.

         FirstEnergy Solutions and other third party marketers to which we sell gas also use financial hedges to hedge their pricing exposure and make price hedging opportunities available to us. These transactions are similar to NYMEX-based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, we limit these arrangements to much smaller quantities than those projected to be available at any delivery point. For the fiscal year ending September 30, 2005, we estimate in excess of 49% of our produced natural gas volumes will be sold in this manner, leaving our remaining production to be sold at contract prices in the month produced or at spot market prices. We also negotiate with certain purchasers for delivery of a portion of natural gas we will produce for the upcoming twelve months. The prices under most of our gas sales contracts are negotiated on an annual basis and are index-based. Considering those volumes already designated for the fiscal year ending September 30, 2005, and current indices, a theoretical 10% upward or downward change in the price of natural gas would result in a change in net income of approximately $2.5 million.

         In Mid-Continent we are exposed to commodity prices as a result of being paid for certain services in the form of commodities rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. Based on our current contract mix, we have a long NGL position and a long gas position. Based upon our portfolio of supply contracts, without giving effect to hedging activities that would reduce the impact of commodity price decreases, a decrease of $0.01 per gallon in the price of NGLs and $0.10 per million BTUs in the average price of natural gas would result in changes in annual net income of approximately $227,000 and $146,000, respectively. In addition, a decrease of $1.00 per barrel in the average price of crude oil would result in a change to annual net income of approximately $46,000.

         In our Mid-Continent business, we entered into certain financial swap instruments, some of which settled during the three months ended September 30, 2004 that are designated as cash flow hedging instruments in accordance with SFAS 133. The maturities of the instruments outstanding at September 30, 2004, are less than three years. The swap instruments are contractual agreements to exchange obligations of money between the buyer and seller of the instruments as natural gas, NGLs and crude oil volumes during the pricing period are sold. The swaps are tied to a set fixed price for the seller and have floating price determinants for the buyer priced on certain indices at the end of the relevant trading period. Options have also been entered that fix the price for the seller within the puts purchased and calls sold and floating price determinants for the buyer priced on specified indices at the end of the relevant trading period. We also enter into offsetting option transactions that fix the price for the seller within the range of prices established by puts purchased and calls sold and provide floating prices for the buyer based on specified market index prices at the end of the relevant trading period. We entered into these instruments to hedge the residue natural gas, NGLs and condensate sales that we had forecasted would occur against variability in expected future cash flows attributable to changes in market prices. For the instruments that were settled during the year ended September 30, 2004, we recognized a loss of $27,000.

         Spectrum entered into several swaps that were designed to hedge NGL prices during the three months ended September 30, 2004 that did not meet specific hedge accounting criteria. Spectrum recognized a loss of $697,000 related to these instruments during the year ended September 30, 2004.

         As of September 30, 2004, Atlas Pipeline had the following natural gas liquids, natural gas, and crude oil volumes hedged.

NATURAL GAS LIQUIDS FIXED-PRICE SWAPS

        Production                                                Average                  Fair Value
          Period                     Volumes                    Fixed Price                 Liability
          ------                     -------                    -----------                 ---------
     (calendar year)                (gallons)                   (per gallon)             (in thousands)
           2004                      2,562,000                     $  0.645               $    (282)
           2005                     10,584,000                        0.537                  (2,524)
           2006                      6,804,000                        0.575                  (1,030)
                                                                                          ---------
                                                                                          $  (3,836)
                                                                                          =========

NATURAL GAS FIXED - PRICE SWAPS

        Production                                                Average                  Fair Value
          Period                     Volumes                    Fixed Price                 Liability
          ------                     -------                    -----------                 ---------
     (calendar year)                (MMBTU)(1)                  (per MMBTU)              (in thousands)
           2005                        960,000                     $  6.165               $    (697)
           2006                        450,000                        5.920                    (160)
                                                                                          ---------
                                                                                          $    (857)
                                                                                          =========

NATURAL GAS OPTIONS

       Production                                                         Average             Fair Value
         Period              Option Type             Volumes            Strike Price       Asset (Liability)
         ------              -----------             -------            ------------       -----------------
     (calendar year)                               (MMBTU)(1)           (per MMBTU)         (in thousands)
          2004           Puts purchased               150,000             $  5.700             $      7
          2004           Calls sold                   150,000                6.970                  (41)
          2005           Puts purchased               180,000                5.875                    -
          2005           Calls sold                   180,000                7.110                 (145)
                                                                                               --------
                                                                                               $   (179)
                                                                                               ========

CRUDE FIXED - PRICE SWAPS


        Production                                                Average                  Fair Value
          Period                     Volumes                    Fixed Price                 Liability
          ------                     -------                    -----------                 ---------
     (calendar year)                (barrels)                   (per barrel)             (in thousands)
           2006                       18,000                      $  38.767               $      (31)
                                                                                          ==========

CRUDE OPTIONS


       Production                                                         Average             Fair Value
         Period          Option Type                 Volumes            Strike Price           Liability
         ------          -----------                 -------            ------------           ---------
     (calendar year)                                (barrels)           (per barrel)        (in thousands)
          2004           Puts purchased              25,000               $  32.200            $      -
          2004           Calls sold                  25,000                  38.560                (244)
          2005           Puts purchased              75,000                  30.067                   -
          2005           Calls sold                  75,000                  34.383                (846)
          2006           Puts purchased               5,000                  30.000                   -
          2006           Calls sold                   5,000                  34.250                 (39)
                                                                                               --------
                                                                                                 (1,129)
                                                                                               --------
                                                                                       Total   $ (6,032)
                                                                                               ========

-----------------
(1) MMBTU means million British Thermal Units.

         As of September 30, 2004, the fair value of the swap agreements Atlas Pipeline had entered into in order to convert our market-sensitive floating price contracts to fixed-price positions resulted in a $6.0 million liability.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










                  [THE REMAINDER PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Stockholders and Board of Directors
ATLAS AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Atlas America, Inc., (a Delaware Corporation) and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas America, Inc. and subsidiaries as of September 30, 2004 and 2003, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the notes to consolidated financial statements, effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and changed its method of accounting for its plugging and abandonment liability related to its oil and gas wells and associated pipelines and equipment.


/s/ Grant Thornton LLP

Cleveland, OH
November 22, 2004

                               ATLAS AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2004 AND 2003

                                                                                           2004              2003
                                                                                           ----              ----
                                                                                       (in thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents.........................................................   $     29,192         $    25,372
   Accounts receivable ..............................................................         24,113              12,362
   Prepaid expenses..................................................................          2,433               1,131
                                                                                        ------------         -----------
     Total current assets............................................................         55,738              38,865

Property and equipment, net..........................................................        313,091             142,260
Other assets.........................................................................          7,955               5,554
Intangible assets, net...............................................................          7,243               8,239
Goodwill, net of accumulated amortization of $4,532..................................         37,470              37,470
                                                                                        ------------         -----------
                                                                                        $    421,497         $   232,388
                                                                                        ============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.................................................   $      3,401         $        56
   Accounts payable..................................................................         20,869              14,663
   Liabilities associated with drilling contracts....................................         29,375              22,157
   Accrued producer liabilities......................................................          8,815                   -
   Accrued liabilities...............................................................         14,767               4,151
                                                                                        ------------         -----------
     Total current liabilities.......................................................         77,227              41,027

Long-term debt.......................................................................         82,239              31,138
Advances from parent.................................................................         10,413               4,498
Deferred tax liability...............................................................         21,442              21,031
Other liabilities....................................................................          6,949               3,207

Minority interest....................................................................        132,224              43,976

Commitments and contingencies........................................................              -                   -

Stockholders' equity:
   Preferred stock, $0.01 par value:  1,000,000 authorized shares....................              -                   -
   Common stock, $0.01 par value: 49,000,000 authorized shares.......................            133                 107
   Additional paid-in capital........................................................         75,584              38,619
   Accumulated other comprehensive loss..............................................         (2,553)                  -
   Retained earnings.................................................................         17,839              48,785
                                                                                        ------------         -----------
     Total stockholders' equity......................................................         91,003              87,511
                                                                                        ------------         -----------
                                                                                        $    421,497         $   232,388
                                                                                        ============         ===========

           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

                                                                                    2004            2003          2002
                                                                                    ----            ----          ----
                                                                                              (in thousands,
                                                                                          except per share data)
REVENUES
Well drilling................................................................    $   86,880     $   52,879     $    55,736
Gas and oil production.......................................................        48,526         38,639          28,916
Gathering, transmission and processing.......................................        36,252          5,901           5,389
Well services................................................................         8,430          7,634           7,585
Other........................................................................           768            636           1,670
                                                                                 ----------     ----------     -----------
                                                                                    180,856        105,689          99,296
COSTS AND EXPENSES
Well drilling................................................................        75,548         45,982          48,443
Gas and oil production and exploration.......................................         8,838          8,485           8,264
Gathering, transmission and processing.......................................        27,870          2,444           2,052
Well services................................................................         4,399          3,774           3,747
General and administrative...................................................         6,076          6,532           6,957
Depreciation, depletion and amortization.....................................        14,700         11,595          10,836
Interest.....................................................................         2,881          1,961           2,200
Terminated acquisition.......................................................         2,987              -               -
Minority interest in Atlas Pipeline Partners, L.P............................         4,961          4,439           2,605
                                                                                 ----------     ----------     -----------
                                                                                    148,260         85,212          85,104
                                                                                 ----------     ----------     -----------

Income from continuing operations before income taxes and cumulative
    effect of change in accounting principle.................................        32,596         20,477          14,192
Provision for income taxes...................................................        11,409          6,757           4,683
                                                                                 ----------     ----------     -----------
Income from continuing operations before cumulative effect of
    change in accounting principle...........................................        21,187         13,720           9,509
Income (loss) from discontinued operation, net of taxes of $(103) and $883...             -            192          (1,641)
Cumulative effect of change in accounting principle, net of taxes of $336....             -              -            (627)
                                                                                 ----------     ----------     -----------
Net income...................................................................    $   21,187     $   13,912     $     7,241
                                                                                 ==========     ==========     ===========

NET INCOME (LOSS) PER COMMON SHARE - BASIC:

From continuing operations...................................................    $     1.81     $     1.28     $       .89
Discontinued operation.......................................................             -            .02            (.15)
Cumulative effect of change in accounting principle..........................             -              -            (.06)
                                                                                 ----------     ----------     -----------
Net income per common share..................................................    $     1.81     $     1.30     $       .68
                                                                                 ==========     ==========     ===========
Weighted average common shares outstanding...................................        11,683         10,688          10,688
                                                                                 ==========     ==========     ===========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED:

From continuing operations...................................................    $     1.81     $     1.28     $       .89
Discontinued operation.......................................................             -            .02            (.15)
Cumulative effect of change in accounting principle..........................             -              -            (.06)
                                                                                 ----------     ----------     -----------
Net income per common share..................................................    $     1.81     $     1.30     $       .68
                                                                                 ==========     ==========     ===========
Weighted average common shares...............................................        11,684         10,688          10,688
                                                                                 ==========     ==========     ===========

           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

                                                                                   2004            2003          2002
                                                                                   ----            ----          ----
                                                                                             (in thousands)
Net income..................................................................    $   21,187      $   13,912    $    7,241
Other comprehensive (loss) income:
Unrealized holding losses on hedging contracts, net of tax benefits of
  $1,384, $245 and $118.....................................................        (2,571)           (520)         (264)
Less:  reclassification adjustment for losses realized in net income,
   net of taxes of $10, $355 and $17........................................            18             753            42
                                                                                ----------      ----------    ----------
                                                                                    (2,553)            233          (222)
                                                                                ----------      ----------    ----------
Comprehensive income........................................................    $   18,634      $   14,145    $    7,019
                                                                                ==========      ==========    ==========
















           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        Accumulated
                                                                       Additional          Other                         Total
                                                   Common Stock          Paid-In       Comprehensive     Retained    Stockholders'
                                                Shares      Amount       Capital       Income (Loss)     Earnings        Equity
                                                ------      ------       -------       -------------     --------        ------
Balance, October 1, 2001 (after
  giving retroactive effect to a
  106,883.33 for 1 stock split
  on February 27, 2004).....................  10,688,333   $   107   $      38,619       $     (11)      $  27,632    $    66,347
Other comprehensive loss....................           -         -               -            (222)              -           (222)
Net income..................................           -         -               -               -           7,241          7,241
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002.................  10,688,333   $   107   $      38,619       $    (233)      $  34,873    $    73,366
Other comprehensive income..................           -         -               -             233               -            233
Net income..................................           -         -               -               -          13,912         13,912
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003.................  10,688,333   $   107   $      38,619       $       -       $  48,785    $    87,511

Initial public offering, net
   of costs.................................   2,645,000        26          36,965               -               -         36,991
Dividend to parent..........................           -         -               -               -         (52,133)       (52,133)
Other comprehensive loss....................           -         -               -          (2,553)              -         (2,553)
Net income..................................           -         -               -               -          21,187         21,187
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004.................  13,333,333   $   133   $      75,584       $  (2,553)      $  17,839    $    91,003
                                              ==========   =======   =============       =========       =========    ===========









           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

                                                                                  2004            2003          2002
                                                                                  ----            ----          ----
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................................    $   21,187     $   13,912     $    7,241
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization................................        14,700         11,595         10,836
   Amortization of deferred finance costs..................................           704            560            310
   Non-cash loss on derivative value.......................................           585              -              -
   Non-cash compensation on long-term incentive plans......................           407              -              -
   Terminated acquisition..................................................         2,987              -              -
   (Income) loss on discontinued operation.................................             -           (192)         1,641
   Cumulative effect of change in accounting principle.....................             -              -            627
   Minority interest in Atlas Pipeline Partners, L.P.......................         4,961          4,439          2,605
   Gain on asset dispositions..............................................           (39)           (14)          (411)
Changes in operating assets and liabilities................................        11,822         18,874        (17,397)
                                                                               ----------     ----------     ----------
Net cash provided by operating activities of continuing operations.........        57,314         49,174          5,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired.................................      (141,564)             -              -
Capital expenditures.......................................................       (41,162)       (28,029)       (21,291)
Proceeds from sale of assets...............................................           405            182            721
Decrease (increase) in other assets........................................           237           (628)           162
                                                                               ----------     ----------     ----------
Net cash used in investing activities of continuing operations.............      (182,084)       (28,475)       (20,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings.................................................................       183,532         68,384        159,329
Principal payments on borrowings...........................................      (129,319)       (86,694)      (153,268)
Issuance of Atlas Pipeline Partners, L.P. common units.....................        92,714         25,182              -
Issuance of common stock...................................................        36,991              -              -
Dividend to parent.........................................................       (52,133)             -              -
Advances from (payments to) parent.........................................         7,702         (5,755)         1,546
Distributions paid to minority interest of Atlas Pipeline Partners, L.P....        (7,271)        (4,233)        (3,623)
Increase in other assets...................................................        (3,921)        (1,133)        (1,003)
                                                                               ----------     ----------     ----------
Net cash provided by (used in) financing activities........................       128,295         (4,249)         2,981
                                                                               ----------     ----------     ----------

Net cash provided by (used by) discontinued operation......................           295              -         (1,398)
                                                                               ----------     ----------     ----------

Increase (decrease) in cash and cash equivalents...........................         3,820         16,450        (13,373)
Cash and cash equivalents at beginning of year.............................        25,372          8,922         22,295
                                                                               ----------     ----------     ----------

Cash and cash equivalents at end of year...................................    $   29,192     $   25,372     $    8,922
                                                                               ==========     ==========     ==========

           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 -- NATURE OF OPERATIONS

         Atlas America, Inc. (the "Company" or "AAI and its subsidiaries") was incorporated in Delaware on September 27, 2000 as a wholly-owned subsidiary of Atlas Energy Holdings, Inc., which is a subsidiary of Resource America, Inc. ("RAI" or "parent"). RAI is a publicly traded company (NASDAQ: REXI) operating in the structured finance, equipment leasing, real estate and energy sectors. In May 2004, the Company completed an initial public offering of 2,645,000 shares of its common stock at a price of $15.50 per common share including underwriters' over allotment. The net proceeds of the offering of $37.0 million, after deducting underwriting discounts and costs, were distributed to RAI in the form of a non-taxable dividend. The Company trades under the symbol ATLS on the NASDAQ system. Following the offering, RAI owns approximately 80.2% of the Company's outstanding common stock.

         The Company is an energy company which sponsors drilling partnerships and produces and sells natural gas and, to a significantly lesser extent, oil. The Company finances a substantial portion of its drilling activities through drilling partnerships it sponsors. The Company typically acts as the managing general partner of these partnerships and has a material partnership interest. The Company, through Atlas Pipeline Partners, L.P. ("Atlas Pipeline") (NYSE:
APL), transports natural gas from wells it owns and operates and wells owned by others to interstate pipelines and, in some cases, to end users and operates a natural gas processing facility. Atlas Pipeline is a master limited partnership in which the Company has a 24% interest. A subsidiary of the Company is the general partner of Atlas Pipeline. Through its acquisition of Spectrum Field Services, Inc. ("Spectrum" or "Mid-Continent") in July 2004, Atlas Pipeline processes and transports natural gas and natural gas liquids ("NGLs") in Oklahoma and Texas.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for Atlas Pipeline. In accordance with established practice in the oil and gas industry, the Company includes its pro-rata share of assets, liabilities, revenues, and costs and expenses of the energy partnerships in which the Company has an interest. All material intercompany transactions have been eliminated.

USE OF ESTIMATES

         Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from these estimates.

RECLASSIFICATIONS

         Certain reclassifications have been made to the fiscal 2003 and fiscal 2002 consolidated financial statements to conform to the fiscal 2004 presentation.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

STOCK-BASED COMPENSATION

         The Company accounts for its employees' participation in RAI's stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") as amended by the required disclosures SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure."

         SFAS 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from RAI's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 10 years following vesting; stock volatility, 23%, 70% and 64% in fiscal 2004, 2003 and 2002, respectively; risk-free interest rate, 4.1%, 4.0% and 4.4% in fiscal 2004, 2003 and 2002, respectively; dividends were based on RAI's historical rate.

         No stock-based employee compensation cost is reflected in the Company's net income, as all options granted under the RAI plans in which the Company's employees participate (see Note 8) had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                                       Years Ended September 30,
                                                                              ------------------------------------------
                                                                                   2004           2003           2002
                                                                                   ----           ----           ----
                                                                                 (in thousands, except per share data)
Net income, as reported...................................................    $    21,187     $    13,912    $     7,241

Less total stock-based employee compensation expense
   determined under the fair value based method for all awards, net
   of income taxes........................................................           (378)           (377)          (394)
                                                                              -----------     -----------    -----------
Pro forma net income......................................................    $    20,809     $    13,535    $     6,847
                                                                              ===========     ===========    ===========
Earnings per share:
   Basic and diluted- as reported.........................................    $      1.81     $      1.30    $       .68
   Basic and diluted- pro forma...........................................    $      1.78     $      1.27    $       .64

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews its long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be required to reduce the carrying amount for that asset to its estimated fair value.

EARNINGS PER SHARE

         Basic earnings per share are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings per share - diluted is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and dilutive potential shares issuable from the exercise of stock options and award plans. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of various stock option agreements over the number of such shares that could have been reacquired (at the weighted average price of shares during the period) with the proceeds received from the exercise of the options.

         The components of basic and diluted earnings per share for the periods indicated are as follows:

                                                                                        Years Ended September 30,
                                                                               -----------------------------------------
                                                                                   2004            2003         2002
                                                                                   ----            ----         ----
                                                                                            (in thousands)
Income from continuing operations.........................................     $   21,187      $   13,720    $    9,509
Income (loss) from discontinued operation, net of taxes...................              -             192        (1,641)
Cumulative effect of change in accounting principle,
    net of taxes..........................................................              -               -          (627)
                                                                               ----------      ----------    ----------
Net income................................................................     $   21,187      $   13,912    $    7,241
                                                                               ==========      ==========    ==========

Weighted average common shares outstanding-basic..........................         11,683          10,688        10,688
Dilutive effect of stock option and award plans...........................              1               -             -
                                                                               ----------      ----------    ----------
Weighted average common shares-diluted....................................         11,684          10,688        10,688
                                                                               ==========      ==========    ==========


COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income (loss), are referred to as "other comprehensive income (loss)" and for the Company only includes changes in the fair value, net of taxes, of unrealized hedging gains and losses.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

RECEIVABLES

         In evaluating its allowance for possible losses, the Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by the Company's review of its customer's credit information. The Company extends credit on an unsecured basis to many of its energy customers. At September 30, 2004, the Company's credit evaluation indicated that it has no need for an allowance for possible losses.

PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at the dates indicated:

                                                                                     At September 30,
                                                                           ---------------------------------
                                                                                2004                2003
                                                                                ----                ----
                                                                                     (in thousands)
Mineral interests:
    Proved properties.................................................      $     2,544         $       844
    Unproved properties...............................................            1,002                 563
Wells and related equipment...........................................          184,046             150,657
Pipeline and compression facilities...................................          163,302              32,958
Rights-of-way.........................................................           14,702                 561
Land, building and improvements.......................................            7,213               3,984
Support equipment.....................................................            2,902               2,189
Other.................................................................            4,227               3,365
                                                                            -----------         -----------
                                                                                379,938             195,121
Accumulated depreciation, depletion and amortization:
    Oil and gas properties............................................          (63,551)            (50,170)
    Other                                                                        (3,296)             (2,691)
                                                                            -----------         -----------
                                                                                (66,847)            (52,861)
                                                                            -----------         -----------
                                                                            $   313,091         $   142,260
                                                                            ===========         ===========

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Accordingly, property acquisition costs, costs of successful exploratory wells, all development costs, and the cost of support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be nonproductive or, if this determination cannot be made, within twelve months of completion of drilling. The costs associated with drilling and equipping wells not yet completed are capitalized as uncompleted wells, equipment and facilities. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties, including delay rentals, are expensed as incurred. Production costs, overhead and all exploration costs other than the costs of exploratory drilling are charged to expense as incurred.

         The Company assesses unproved and proved properties periodically to determine whether there has been a decline in value and, if a decline is indicated, a loss is recognized. The assessment of significant unproved properties for impairment is on a property-by-property basis. The Company considers whether a dry hole has been drilled on a portion of, or in close proximity to, the property, the Company's intentions of further drilling, the remaining lease term of the property, and its experience in similar fields in close proximity. The Company assesses, in the aggregate, unproved properties whose costs are individually insignificant. This assessment includes considering the Company's experience with similar situations, the primary lease terms, the average holding period of unproved properties and the relative proportion of such properties on which proved reserves have been found in the past.

         The Company compares the carrying value of its proved developed gas and oil producing properties to the estimated future cash flows from such properties in order to determine whether their carrying values should be reduced. No adjustment was necessary during any of the fiscal years in the three year period ended September 30, 2004. If an impairment is indicated, the property costs are written down to fair value based on the present value of the estimated cash flows of the property.

         Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the statements of income. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

DEPRECIATION, DEPLETION AND AMORTIZATION

         The Company amortizes proved gas and oil properties, which include intangible drilling and development costs, tangible well equipment and leasehold costs, on the unit-of-production method using the ratio of current production to the estimated aggregate proved developed gas and oil reserves.

         The Company computes depreciation on property and equipment, other than gas and oil properties, using the straight-line method over the estimated economic lives, which range from three to 50 years.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

ASSET RETIREMENT OBLIGATIONS

         Effective October 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which requires the Company to recognize an estimated liability for the plugging and abandonment of its oil and gas wells and associated pipelines and equipment. Under SFAS 143, the Company must currently recognize a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The present values of the expected asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 requires the Company to consider estimated salvage value in the calculation of depreciation, depletion and amortization. Consistent with industry practice, historically the Company had determined the cost of plugging and abandonment on its oil and gas properties would be offset by salvage values received. The adoption of SFAS 143 resulted in (i) an increase of total liabilities because retirement obligations are required to be recognized, (ii) an increase in the recognized cost of assets because the retirement costs are added to the carrying amount of the long-lived assets and (iii) a decrease in depletion expense, because the estimated salvage values are now considered in the depletion calculation.

         The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

         The adoption of SFAS 143 as of October 1, 2002, resulted in a cumulative effect adjustment to record (i) a $1.9 million increase in the carrying values of proved properties, (ii) a $1.5 million decrease in accumulated depletion and (iii) a $3.4 million increase in non-current plugging and abandonment liabilities. The cumulative and pro forma effects of the application of SFAS 143 were not material to the Company's consolidated statements of income.

         The Company has no assets legally restricted for purposes of settling asset retirement obligations. Except for the item previously referenced, the Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

         A reconciliation of the Company's liability for well plugging and abandonment costs for the periods indicated is as follows:

                                                                                Years Ended September 30,
                                                                            -------------------------------
                                                                                2004                2003
                                                                                ----                ----
                                                                                     (in thousands)

Asset retirement obligations, beginning of year......................       $    3,131            $      -
Adoption of SFAS 143.................................................                -               3,380
Liabilities incurred.................................................            1,724                  93
Liabilities settled..................................................              (58)                (52)
Revision in estimates................................................             (205)               (494)
Accretion expense....................................................              296                 204
                                                                            ----------            --------
Asset retirement obligations, end of year............................       $    4,888            $  3,131
                                                                            ==========            ========

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

ASSET RETIREMENT OBLIGATIONS - (CONTINUED)

         The above accretion expense is included in depreciation, depletion and amortization in the Company's consolidated statements of income and the asset retirement obligation liabilities are included in other liabilities in the Company's consolidated balance sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company used the following methods and assumptions in estimating the fair value of each class of financial instrument for which it is practicable to estimate fair value.

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

         For secured revolving credit facilities and all other debt, the carrying value approximates fair value because of the short term maturity of these instruments and the variable interest rates in the debt agreements.

DERIVATIVE INSTRUMENTS

         The Company applies the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument's fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Company places its temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At September 30, 2004, the Company had $34.0 million in deposits at various banks, of which $33.2 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

ENVIRONMENTAL MATTERS

         The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

         The Company accounts for environmental contingencies in accordance with SFAS No. 5 "Accounting for Contingencies." Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. The Company maintains insurance which may cover in whole or in part certain environmental expenditures. For the three years ended September 30, 2004, the Company had no environmental matters requiring specific disclosure or requiring recording of a liability.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

REVENUE RECOGNITION

         The Company conducts certain energy activities through, and a portion of its revenues are attributable to, sponsored energy limited partnerships. The Company contracts with the energy partnerships to drill partnership wells. The contracts require that the energy partnerships must pay the Company the full contract price upon execution. The income from a drilling contract is recognized as the services are performed using the percentage of completion method. The contracts are typically completed in less than 60 days. On an uncompleted contract, the Company classifies the difference between the contract payments it has received and the revenue earned as a current liability.

         The Company recognizes gathering, transmission and processing revenues at the time the natural gas and liquids are delivered.

         The Company recognizes well services revenues at the time the services are performed.

         The Company is entitled to receive management fees according to the respective partnership agreements. The Company recognizes such fees as income when earned and includes them in well services revenues.

         The Company records the income from the working interests and overriding royalties of wells in which it owns an interest when the gas and oil are delivered.

SUPPLEMENTAL CASH FLOW INFORMATION

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information:

                                                                               Years Ended September 30,
                                                                       ---------------------------------------
                                                                          2004           2003          2002
                                                                          ----           ----          ----
                                                                                    (in thousands)
CASH PAID FOR:
Interest............................................................   $    2,114     $    1,591    $    1,730
Income taxes (refunded) paid........................................   $     (220)    $      359    $     (301)

NON-CASH INVESTING ACTIVITIES INCLUDE THE FOLLOWING:
    Fair value of assets acquired...................................   $  160,799     $        -    $        -
    Liabilities assumed.............................................      (19,235)             -             -
                                                                       ----------     ----------    ----------
      Net cash paid.................................................   $  141,564     $        -    $        -
                                                                       ==========     ==========    ==========

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

INCOME TAXES

         The Company is included in the consolidated federal income tax return of RAI. Income taxes are calculated as if the Company had filed a return on a separate company basis. The Company records deferred tax assets and liabilities, as appropriate, to account for the estimated future tax effects attributable to temporary differences between the financial statement and tax bases of assets and liabilities and operating loss carryforwards, using currently enacted tax rates. The deferred tax provision or benefit each year represents the net change during that year in the deferred tax asset and liability balances. Separate company state tax returns are filed in those states in which the Company is registered to do business.

NOTE 3 -- OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

OTHER ASSETS

         The following table provides information about other assets at the dates indicated.

                                                                                     At September 30,
                                                                               --------------------------
                                                                                   2004           2003
                                                                                   ----           ----
                                                                                       (in thousands)
Deferred financing costs, net of accumulated amortization of
    $1,080 and $1,091.....................................................     $    4,704      $    1,548
Investments ..............................................................          2,166           2,974
Other.....................................................................          1,085           1,032
                                                                               ----------      ----------
                                                                               $    7,955      $    5,554
                                                                               ==========      ==========

         Deferred financing costs are amortized over the terms of the related loans.

INTANGIBLE ASSETS

         Intangible assets consist of partnership management and operating contracts acquired through acquisitions and recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on the declining balance and straight-line methods, over their respective estimated lives, ranging from five to thirteen years. Amortization expense for the years ended September 30, 2004, 2003 and 2002 was $1.0 million, $1.1 million and $1.2 million, respectively. The aggregate estimated annual amortization expense is approximately $836,000 for each of the succeeding five years.

         The following table provides information about intangible assets at the dates indicated:

                                                                                      At September 30,
                                                                                --------------------------
                                                                                   2004           2003
                                                                                   ----           ----
                                                                                       (in thousands)
Partnership management and operating contracts............................      $   14,343    $   14,343
Accumulated amortization..................................................          (7,100)       (6,104)
                                                                                ----------    ----------
Intangible assets, net....................................................      $    7,243    $    8,239
                                                                                ==========    ==========

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 3 -- OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

GOODWILL

         On October 1, 2001, the Company adopted SFAS No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead evaluated for impairment at least annually. The Company performs such annual evaluation and will reflect the impairment of goodwill, if any, in operating income in the statements of income in the period in which the impairment is indicated.

NOTE 4 -- CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities:

         Relationship with Company Sponsored Partnerships. The Company conducts certain activities through, and a substantial portion of its revenues are attributable to, energy limited partnerships ("Partnerships"). The Company serves as general partner of the Partnerships and assumes customary rights and obligations for the Partnerships. As the general partner, the Company is liable for Partnership liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships. The Company is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Partnerships' revenue, and costs and expenses according to the respective Partnership agreements.

         Relationship with RAI. As part of the Company's initial public offering, it entered into certain separation and distribution agreements with RAI which contain the key provisions related to the Company's separation from RAI and the proposed distribution of its shares to RAI's common stockholders.

         The advances from RAI represent amounts owed for income taxes, advances and transactions in the normal course of business. These advances, which are non-interest bearing, have no repayment terms and are subordinated to the Company's $75.0 million revolving credit facility (See Note 6).

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 4 -- CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (CONTINUED)

         The Company reimburses RAI for all direct and indirect costs of services provided. For the years ended September 30, 2004, 2003 and 2002, such reimbursements were approximately $1.1 million, $1.4 million, and $1.2 million, respectively, representing the allocable portion of the personnel costs of RAI employees, including executives, for time spent on the Company's business.

         Relationship with Ledgewood Law Firm ("Ledgewood"). Until April 1996, Edward E. Cohen ("E. Cohen"), the Company's Chairman of the Board, Chief Executive Officer and President, was of counsel to Ledgewood. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest. The Company paid Ledgewood $490,400, $248,400 and $106,100 during fiscal 2004, 2003 and 2002, respectively, for legal services rendered to the Company.

NOTE 5 - DERIVATIVE INSTRUMENTS

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

         The Company formally documents all relationships between hedging instruments and the items being hedged, including the Company's risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Such gains and losses are charged or credited to accumulated other comprehensive income (loss) and recognized as a component of sales revenue in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Company will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE 5 - DERIVATIVE INSTRUMENTS - (CONTINUED)

         At September 30, 2004, the Company had no open natural gas futures contracts related to natural gas sales and accordingly, had no unrealized loss or gain related to open NYMEX contracts at that date. The Company recognized a loss of $0, $1.1 million and $59,000 on settled contracts covering natural gas production for the years ended September 30, 2004, 2003 and 2002, respectively. The Company recognized no gains or losses during the three year period ended September 30, 2004 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

         In connection with the acquisition of Spectrum, Atlas Pipeline acquired and/or entered into certain financial swap instruments, some of which settled during the year ended September 30, 2004, that are designated as cash flow hedging instruments in accordance with SFAS 133. The maturities of the instruments outstanding at September 30, 2004, are less than three years. The swap instruments are contractual agreements to exchange obligations of money between the buyer and seller of the instruments as natural gas, natural gas liquids and crude oil volumes during the pricing period are sold. The swaps are tied to a set fixed price for the seller and floating price determinants for the buyer priced on certain indices at the end of the relevant trading period. Options have also been entered into that fix the price for the seller within the puts purchased and calls sold and floating price determinants for the buyer priced on certain indices at the end of the relevant trading period. Atlas Pipeline entered into these instruments to hedge the forecasted gas plant residue, natural gas liquids and crude sales to variability in expected future cash flows attributable to changes in market prices.

         Atlas Pipeline acquired and entered into several swaps that were designed to hedge natural gas liquid prices during the year ended September 30, 2004 that did not meet specific hedge accounting criteria. Atlas Pipeline recognized a loss of $697,000 related to these instruments during the year ended September 30, 2004.

         As of September 30, 2004, Atlas Pipeline had the following natural gas liquids, natural gas, and crude oil volumes hedged. Atlas Pipeline recognized a loss of $27,000 on settled contracts related to the acquired Spectrum operations during the year ended September 30, 2004.

NATURAL GAS LIQUIDS FIXED-PRICE SWAPS

          Production                                              Average                  Fair Value
            Period                      Volumes                 Fixed Price                 Liability
            ------                      -------                 -----------                 ---------
        (calendar year)                (gallons)                (per gallon)             (in thousands)
             2004                       2,562,000                  $ 0.645                $    (282)
             2005                      10,584,000                    0.537                   (2,524)
             2006                       6,804,000                    0.575                   (1,030)
                                                                                          ---------
                                                                                          $  (3,836)
                                                                                          =========

NATURAL GAS FIXED - PRICE SWAPS

          Production                                              Average                  Fair Value
            Period                      Volumes                 Fixed Price                Liability
            ------                      -------                 -----------                ---------
        (calendar year)               (MMBTU)(1)                (per MMBTU)              (in thousands)
             2005                         960,000                  $  6.165               $    (697)
             2006                         450,000                     5.920                    (160)
                                                                                          ---------
                                                                                          $    (857)
                                                                                          =========

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 5 - DERIVATIVE INSTRUMENTS - (CONTINUED)

NATURAL GAS OPTIONS

       Production                                                         Average             Fair Value
         Period              Option Type             Volumes            Strike Price       Asset (Liability)
         ------              -----------             -------            ------------       -----------------
     (calendar year)                               (MMBTU)(1)           (per MMBTU)         (in thousands)
          2004           Puts purchased               150,000             $  5.700            $      7
          2004           Calls sold                   150,000                6.970                 (41)
          2005           Puts purchased               180,000                5.875                   -
          2005           Calls sold                   180,000                7.110                (145)
                                                                                              --------
                                                                                              $   (179)
                                                                                              ========

CRUDE FIXED - PRICE SWAPS

          Production                                              Average                  Fair Value
            Period                      Volumes                 Fixed Price                 Liability
            ------                      -------                 -----------                 ---------
        (calendar year)                (barrels)                (per barrel)             (in thousands)
             2006                          18,000                $  38.767                 $    (31)
                                                                                           ========

CRUDE OPTIONS

       Production                                                         Average             Fair Value
         Period          Option Type                 Volumes            Strike Price           Liability
         ------          -----------                 -------            ------------           ---------
     (calendar year)                                (barrels)           (per barrel)        (in thousands)
          2004           Puts purchased              25,000               $  32.200            $      -
          2004           Calls sold                  25,000                  38.560                (244)
          2005           Puts purchased              75,000                  30.067                   -
          2005           Calls sold                  75,000                  34.383                (846)
          2006           Puts purchased               5,000                  30.000                   -
          2006           Calls sold                   5,000                  34.250                 (39)
                                                                                               --------
                                                                                                 (1,129)
                                                                                               --------
                                                                         Total liability       $ (6,032)
                                                                                               ========

-------------------
(1) MMBTU means million British Thermal Units.

         As of September 30, 2004, the fair value of the swap agreements Atlas Pipeline had entered into in order to convert its market-sensitive floating price contracts to fixed-price positions resulted in a $6.0 million liability of which $4.0 million is expected to be reclassified to earnings in fiscal 2005 and is included in accrued liabilities on the Company's consolidated balance sheet; the balance is included in other liabilities on the consolidated balance sheet.

         Although hedging provides the Company some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 6 -- DEBT

         Total debt consists of the following at the dates indicated:

                                                                                    At September 30,
                                                                             ---------------------------
                                                                                 2004             2003
                                                                                 ----             ----
                                                                                      (in thousands)
Revolving credit facility............................................        $   25,000       $   31,000
Term loan............................................................            60,000                -
Other debt...........................................................               640              194
                                                                             ----------       ----------
                                                                                 85,640           31,194
Less current maturities..............................................             3,401               56
                                                                             ----------       ----------
                                                                             $   82,239       $   31,138
                                                                             ==========       ==========

         Revolving Credit Facility. The Company has a $75.0 million credit facility led by Wachovia Bank, N.A. ("Wachovia"). The revolving credit facility has a current borrowing base of $75.0 million which may be decreased subject to a decline in the Company's oil and gas reserves. The facility permits draws based on the remaining proved developed non-producing and proved undeveloped natural gas and oil reserves attributable to the Company's wells and the projected fees and revenues from operation of its wells and the administration of energy partnerships. This facility is guaranteed by RAI as long as it continues to own more than 80% of the Company. Up to $10.0 million of the facility may be in the form of standby letters of credit. The facility is secured by the Company's assets including 1.6 million subordinated units in Atlas Pipeline, and bears interest at either the base rate plus the applicable margin or at the adjusted London Interbank Offered Rate ("LIBOR") plus the applicable margin elected at the Company's option.

         The base rate for any day equals the higher of the federal funds rate plus 0.50% or the Wachovia prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin ranges from 0.25% to 0.75% for base rate loans and 1.75% to 2.25% for LIBOR loans.

         The Wachovia credit facility requires the Company to maintain specified net worth and specified ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization ("EBITDA"), and requires the Company to maintain a specified interest coverage ratio. In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by the Company to RAI, on a cumulative basis, to 50% of the Company's net income from January 1, 2004 to the date of determination plus $5.0 million. In addition, the Company is permitted to repay intercompany debt to RAI only up to the amount of the Company's federal income tax liability. The facility terminates in March 2007, when all outstanding borrowings must be repaid. At September 30, 2004 and 2003, $26.7 million and $32.3 million, respectively, were outstanding under this facility, including $1.7 million and $1.3 million, respectively, under letters of credit. The interest rates ranged from 3.59% to 5.0% at September 30, 2004.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 6 -- DEBT - (CONTINUED)


         Atlas Pipeline Facility. On July 16, 2004, Atlas Pipeline entered into a new $135.0 million credit facility which replaced its existing $20.0 million facility. The loan arrangement, for which Wachovia serves as administrative agent, includes eleven additional lenders. The facility is comprised of a five-year $60.0 million term loan and a four-year $75.0 million revolving line of credit which can be increased by an additional $40.0 million under certain circumstances. No borrowings were outstanding under the revolving line of credit at September 30, 2004. Up to $5.0 million of the facility may be used for standby letters of credit. Borrowings under the facility are secured by a lien on and security interest in all of Atlas Pipeline's property and that of its subsidiaries and by the guaranty of each of its subsidiaries. The credit facility bears interest at the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin elected at Atlas Pipeline's option.

         The base rate for any day equals the higher of the federal funds rate plus .50% or the Wachovia prime rate. Adjusted LIBOR is LIBOR divided by 1.0 minus the percentage prescribed by the Board of Governors of the Federal Reserve System for determining the reserve requirement for euro currency funding. The applicable margin ranges from 1.0% to 2.25% for base rate loans and 2.0% to 3.25% for LIBOR loans. The applicable margin for the term loan is .75% higher for both base rate loans and LIBOR loans.

         Atlas Pipeline must prepay the term loan with the net proceeds of any asset sales or issuances of debt. With respect to any issuances of equity, Atlas Pipeline will be required to repay the term loan from the proceeds of such issuances to the extent its ratio of funded debt to EBITDA exceeds 3.5 to 1.0. Atlas Pipeline must pay down $750,000 in principal on the outstanding balance of the term loan quarterly. Any prepayments of principal with proceeds from asset or equity sales will be credited pro rata against this repayment obligation.

         The credit agreement contains covenants customary for loans of this size, including restrictions on incurring additional debt and making material acquisitions and a prohibition on paying distributions to Atlas Pipeline's unitholders if an event of default occurs. The events of default are also customary for loans of this size, including payment defaults, breaches of Atlas Pipeline's representations or covenants contained in the credit agreement, adverse judgments against it in excess of a specified amount, and a change of control of its general partner.

         Annual debt principal payments over the next five fiscal years ending September 30 are as follows (in thousands):

                        2005..................         $   3,401
                        2006..................             3,120
                        2007..................            28,083
                        2008..................             3,036
                        2009..................            48,000

         At September 30, 2004, the Company has complied with all financial covenants in its debt agreements.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 7 -- INCOME TAXES

         The following table details the components of the Company's provision for income taxes from continuing operations for the periods indicated:

                                                                                    Years Ended September 30,
                                                                            ---------------------------------------
                                                                               2004           2003          2002
                                                                               ----           ----          ----
                                                                                         (in thousands)
Provision (benefit) for income taxes:
   Current:
     Federal.............................................................   $    9,070     $    5,069   $    5,454
     State...............................................................          553             60           39
  Deferred...............................................................        1,786          1,628         (810)
                                                                            ----------     ----------   ----------
                                                                            $   11,409     $    6,757   $    4,683
                                                                            ==========     ==========   ==========

         A reconciliation between the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                                     Years Ended September 30,
                                                                               -----------------------------------
                                                                                2004            2003         2002
                                                                                ----            ----         ----
Statutory tax rate........................................................        35%             35%          35%
Statutory depletion.......................................................        (1)             (2)          (3)
Non-conventional fuel credit..............................................         -              (1)          (1)
State income taxes, net of federal tax benefit............................         1               1            2
                                                                                 ---             ---          ---
                                                                                  35%             33%          33%
                                                                                 ===             ===          ===

         The components of the Company's net deferred tax liability are as follows:

                                                                                      September 30,
                                                                               -------------------------
                                                                                  2004            2003
                                                                                  ----            ----
                                                                                      (in thousands)
Deferred tax assets related to:
   Unrealized loss on hedging contracts...................................     $    1,374      $       -
   Accrued liabilities....................................................            730            434
   Statutory depletion carryforward.......................................            566              -
                                                                               ----------      ---------
                                                                                    2,670            434
                                                                               ----------      ---------

Deferred tax liabilities related to:
   Property and equipment bases differences...............................        (20,138)       (15,601)
   Other, net.............................................................         (3,974)        (5,864)
                                                                               ----------      ---------
                                                                                  (24,112)       (21,465)
                                                                               ----------      ---------
Net deferred tax liability................................................     $  (21,442)     $ (21,031)
                                                                               ==========      =========

         The Company's liability for its share of federal income taxes payable is included in advances from parent in the Company's consolidated balance sheets.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 7 -- INCOME TAXES -- (CONTINUED)

         SFAS No. 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowance was needed at September 30, 2004 or 2003.

         As of September 30, 2004, the Company had available $1.6 million of statutory depletion deductions which may be carried forward indefinitely.

NOTE 8 -- BENEFIT PLANS

         Stock Incentive Plan. The Company adopted a Stock Incentive Plan in fiscal 2004 which authorized the granting of up to 1,333,333 shares of the Company's common stock to employees, affiliates, consultants and directors of the Company in the form of incentive stock options ("ISOs"), non-qualified stock options, stock appreciation rights ("SARs"), restricted stock and deferred units. No stock options, SARs or restricted stock has been issued under the Plan. In fiscal 2004, 4,835 deferred units were granted to non-employee directors of the Company. Units will vest sooner upon a change of control of Atlas America or death or disability of a grantee, provided the grantee has completed at least six months of service. Upon termination of service by a grantee, all unvested units are forfeited. The fair value of the grants (at an average price of $15.50 per unit), $75,000 in total, is being charged to operations over the four-year vesting period.

         Under the Plan, on an annual basis, non-employee directors of the Company are awarded deferred units having a fair market value of $15,000. Each unit represents the right to receive one share of the Company's common stock upon vesting. The shares vest one-third on the second anniversary of the grant, one-third on the third anniversary of the grant and one-third on the fourth anniversary of the grant, except that no units can vest before the date the spin-off is completed or abandoned.

         The following table summarizes certain information about the Company's Stock Incentive Plan as of September 30, 2004.


------------------------------------------------------------------------------------------------------------------------
                                           (a)                         (b)                             (c)
------------------------------------------------------------------------------------------------------------------------
                                                                                       Number of securities remaining
                               Number of securities to be   Weighted-average exercise   available for future issuance
                                issued upon exercise of       price of outstanding     under equity compensation plans
                                 outstanding options,          options, warrants        excluding securities reflected
Plan category                     warrants and rights              and rights                   in column (a)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
    approved by security
    holders                               4,835                     $    -                         1,328,498
------------------------------------------------------------------------------------------------------------------------

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 8 -- BENEFIT PLANS - (CONTINUED)

         Supplemental Employment Retirement Plan ("SERP"). In May 2004, the Company entered into an employment agreement with its Chairman of the Board, Chief Executive Officer and President, Edward E. Cohen, pursuant to which the Company has agreed to provide him with a SERP and with certain financial benefits upon termination of his employment. Under the SERP, Mr. Cohen will be paid an annual benefit equal to the product of (a) 6.5% multiplied by, (b) his base salary at the time of his retirement, death or other termination of employment with the Company, multiplied by, (c) the amount of years he shall be employed by the Company commencing upon the effective date of the SERP agreement, limited to an annual maximum benefit of 65% of his final base salary and a minimum of 26% of his final base salary. During fiscal 2004, operations were charged $59,500 with respect to this commitment.

         Atlas Pipeline Plan. Atlas Pipeline has a Long-Term Incentive Plan for officers and non-employee managing board members of its general partner and employees of the general partner, consultants and joint venture partners who perform services for Atlas Pipeline. During the fiscal year ended September 30, 2004, 59,598 phantom units were granted and 846 units were forfeited, leaving 58,752 phantom units outstanding as of September 30, 2004. Atlas Pipeline recognized $419,000 in compensation expense related to these grants and their associated distributions for the year ended September 30, 2004. The fair market value associated with these grants was $2.2 million which is amortized into expense over the vesting period of the units. The weighted average fair value of phantom units granted for the fiscal year ended September 30, 2004 was $37.16.

         In connection with the acquisition of Atlas in September 1998, RAI issued options for 120,213 shares at an exercise price of $0.11 per share to certain employees of the Company who had held options of The Atlas Group, Inc. before its acquisition by RAI. Options for 33,700 shares remain outstanding and are exercisable as of September 30, 2004.

RAI BENEFIT PLANS

         The Company's employees participate in RAI's employee savings plan and four employee stock option plans are described as follows:

         Employee Savings Plan. RAI sponsors an Investment Savings Plan under
Section 401(k) of the Internal Revenue Code which allows employees to defer up to 15% of their income, subject to certain limitations, on a pretax basis through contributions to the savings plan. Prior to March 1, 2002, RAI matched up to 100% of each employee's contribution, subject to certain limitations; thereafter, it matched up to 50%. Included in general and administrative expenses are $179,000, $164,000 and $202,000 for the Company's contributions for the years ended September 30, 2004, 2003 and 2002, respectively.

         Stock Option Plans. RAI has four existing employee stock option plans, those of 1989, 1997, 1999 and 2002. No further grants may be made under the 1989 plan. Options under all plans become exercisable as to 25% of the optioned shares each year after the date of grant, and expire not later than ten years after the date of grant.

         The 1997 Key Employee Stock Option Plan authorized the granting of up to 825,000 shares of RAI's common stock in the form of ISOs, non-qualified stock options and SARs. No options were issued to the Company's employees under this plan during fiscal 2004 and 2003.

         The 1999 Key Employee Stock Option Plan authorized the granting of up to 1.0 million shares of RAI's common stock in the form of ISO's, non-qualified stock options and SAR's. No options were issued under this plan during fiscal 2004 and 2003. In fiscal 2002, options for 10,000 shares were issued under this plan to the Company's employees.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 8 -- BENEFIT PLANS - (CONTINUED)

         In April 2002, RAI's stockholders approved the 2002 Key Employee Stock Option Plan. This plan, for which 750,000 shares were reserved, provides for the issuance of ISO's, non-qualified stock options and SAR's. Options allocated to the Company from RAI for the fiscal years 2004, 2003 and 2002 were 645,057, 0 and 75,500 shares, respectively.

         Associated with the above RAI plans, in May 2004, as a result of the Company's initial public offering, 645,057 shares were allocated to the Company based on which segment the applicable employee was assigned to.

         Transactions under RAI's four employee stock option plans in which the Company's employees participate are summarized as follows:

                                                                      Years Ended September 30,
                                       ----------------------------------------------------------------------------------------
                                                  2004                          2003                           2002
                                       -------------------------      -------------------------    ----------------------------
                                                        Weighted                      Weighted                       Weighted
                                                         Average                       Average                        Average
                                                        Exercise                      Exercise                       Exercise
                                         Shares           Price       Shares            Price       Shares             Price
                                         ------           -----       ------            -----       ------             -----
Outstanding - beginning of year....     226,447         $  10.73      281,666         $  11.55      209,927          $  12.86
   Granted.........................     645,057   (1)   $  10.56            -         $      -       75,500          $   7.91
   Exercised.......................     (55,698)        $   5.88            -         $      -            -          $     -
   Cancelled.......................     (15,500)  (2)   $   9.85            -         $      -            -          $     -
   Forfeited.......................      (4,186)        $  10.17      (55,219)        $  14.94       (3,761)         $  11.06
                                       --------         --------     --------         --------     --------          --------
Outstanding - end of year..........     796,120         $  10.95      226,447         $  10.73      281,666          $  11.55
                                       ========         ========     ========         ========     ========          ========

Exercisable, at end of year........     603,580         $  11.64      116,224         $  11.91       97,542          $  13.97
                                       ========         ========     ========         ========     ========          ========

Available for grant................     232,124   (3)                 227,688  (3)                   86,719   (3)
                                       ========                      ========                      ========
Weighted average fair value per
   share of options granted
   during the year.................                     $      -                      $     -                        $   5.93
                                                        ========                      ========                       ========

------------------
(1) Represents shares of certain officers allocated to the Company during the fiscal year as a result of the Company's initial public offering in May 2004.
(2)    Represents shares of certain employees transferred to RAI.
(3) Represents shares available under RAI's plans available to eligible employees of RAI and its subsidiaries, including the Company's.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 8 -- BENEFIT PLANS - (CONTINUED)

         The following information applies to employee stock options outstanding attributable to the Company's employees as of September 30, 2004:

                                                 Outstanding                                  Exercisable
                                  ---------------------------------------------       ----------------------------
                                                 Weighted
                                                  Average           Weighted                           Weighted
Range of                                        Contractual         Average                            Average
Exercise prices                   Shares        Life (Years)     Exercise Price       Shares        Exercise Price
---------------                   ------        ------------     --------------       ------        --------------
                $  2.73             46,349           1.22          $    2.73           46,349         $    2.73
   $  7.71 -    $  9.19            254,250           7.86          $    7.73          123,500         $    7.71
   $ 11.03 -    $ 11.06            236,877           6.33          $   11.06          175,087         $   11.06
                $ 15.50            258,644           4.64          $   15.50          258,644         $   15.50
                                 ---------                                          ---------
                                   796,120                                            603,580
                                 =========                                          =========

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under leases with varying expiration dates through 2014. Rental expense was $1.1 million, $1.6 million and $1.4 million for the years ended September 30, 2004, 2003 and 2002, respectively. Future minimum rental commitments for the next five fiscal years are as follows (in thousands):

                     2005............................  $  707
                     2006............................     259
                     2007............................      77
                     2008............................      77
                     2009............................      62

         The Company is the managing general partner of various energy partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner's share of partnership assets. Subject to certain conditions, investor partners in certain energy partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the Company believes that any liability incurred would not be material.

         The Company may be required to subordinate a part of its net partnership revenues from its energy partnerships to the receipt by investor partners of cash distributions from the energy partnerships equal to at least 10% of their subscriptions determined on a cumulative basis, in accordance with the terms of the partnership agreements.

         The Company is party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 9 -- COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         The Company is a defendant in a proposed class action originally filed in February 2000 in the New York Supreme Court, Chautauqua County, by individuals, putatively on their own behalf and on behalf of similarly situated individuals, who leased property to the Company. The complaint alleges that the Company is not paying lessors the proper amount of royalty revenues derived from the natural gas produced from the wells on the leased property. The complaint seeks damages in an unspecified amount for the alleged difference between the amount of royalties actually paid and the amount of royalties that allegedly should have been paid. The Company believes the complaint is without merit and is defending itself vigorously. The plaintiffs were certified as a class in December 2003. An appeal of that certification is pending. The action is currently in its discovery stage.

         The Company is also a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

NOTE 10 -- DISCONTINUED OPERATION AND CUMULATIVE EFFECT OF CHANGE
           IN ACCOUNTING PRINCIPLE

DISCONTINUED OPERATION

         In June 2002, the Company adopted a plan to dispose of its 50% interest in Optiron Corporation ("Optiron"), an energy technology subsidiary. The Company subsequently reduced its interest to 10% through a sale to management that was completed in September 2002. In connection with the sale, the Company forgave $4.3 million of the $5.9 million of indebtedness owed by Optiron to the Company. The remaining $1.6 million of indebtedness was retained by the Company in the form of a promissory note secured by all of Optiron's assets and by the common stock of Optiron's 90% shareholder. The note bears interest at the prime rate plus 1% payable monthly; an additional 1% will accrue until the maturity date of the note in 2022.

         Under the terms of the sale, Optiron was obligated to pay 10% of its revenues to the Company if such revenues exceeded $2.0 million in the twelve month period following the closing of the transaction. As a result, Optiron paid $295,200 to the Company in March 2004.

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets,", the results of operations have been prepared under the financial reporting requirements for discontinued operations, pursuant to which, all historical results of Optiron are included in the results of discontinued operations rather than the results of continuing operations for all periods presented.

         Summarized operating results of the discontinued Optiron operation are as follows:

                                                                                        Years Ended September 30,
                                                                                 -----------------------------------------
                                                                                   2004            2003           2002
                                                                                   ----            ----           ----
                                                                                              (in thousands)
Loss from discontinued operation before taxes................................    $        -     $        -     $     (553)
Income tax benefit...........................................................             -              -            193
                                                                                 ----------     ----------     ----------
Loss from discontinued operations............................................    $        -     $        -     $     (360)
                                                                                 ==========     ==========     ==========

Income (loss) on disposal of discontinued operation before taxes.............    $        -     $      295     $   (1,971)
Income tax (provision) benefit...............................................             -           (103)           690
                                                                                 ----------     ----------     ----------
Income (loss) on disposal of discontinued operation..........................    $        -     $      192     $   (1,281)
                                                                                 ==========     ==========     ==========
Total gain (loss) on discontinued operations.................................    $        -     $      192     $   (1,641)
                                                                                 ==========     ==========     ==========

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 10 -- DISCONTINUED OPERATION AND CUMULATIVE EFFECT OF CHANGE
           IN ACCOUNTING PRINCIPLE - (CONTINUED)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         Optiron adopted SFAS 142 on January 1, 2002, the first day of its fiscal year. Optiron performed the evaluation of its goodwill required by SFAS 142 and determined that it was impaired due to uncertainty associated with the on-going viability of the product line with which the goodwill was associated. This impairment resulted in a cumulative effect adjustment on Optiron's books of $1.9 million before tax. The Company recorded its 50% share of this cumulative effect adjustment in fiscal 2002.


NOTE 11 -- OPERATIONS OF ATLAS PIPELINE

         In February 2000, the Company's natural gas gathering operations were sold to Atlas Pipeline in connection with a public offering by Atlas Pipeline of 1,500,000 common units. The Company received net proceeds of $15.3 million for the gathering systems, and Atlas Pipeline issued to the Company 1,641,026 subordinated units then constituting a 51% combined general and limited partner interest in Atlas Pipeline. A subsidiary of the Company is the general partner of Atlas Pipeline and has a 2% general partnership interest on a consolidated basis.

         In connection with the Company's sale of the gathering systems to Atlas Pipeline, the Company entered into agreements that:

         o Require it to provide stand-by construction financing to Atlas Pipeline for gathering system extensions and additions to a maximum of $1.5 million per year for five years.

         o Require it to pay gathering fees to Atlas Pipeline for natural gas gathered by the gathering systems equal to the greater of $.35 per Mcf ($.40 per Mcf in certain instances) or 16% of the gross sales price of the natural gas transported.

         During fiscal 2004, 2003 and 2002, the fee paid to Atlas Pipeline was calculated based on the 16% rate. Through September 30, 2004, the Company has not been required to provide any construction financing.

         The Company's subordinated units are a special class of limited partnership interest in Atlas Pipeline under which its rights to distributions are subordinated to those of the publicly held common units. The subordination period extends until December 31, 2004 and will continue beyond that date if financial tests specified in the partnership agreement are not met. The Company's general partner interest also includes a right to receive incentive distributions if the partnership meets or exceeds specified levels of distributions.

         In April and July 2004, Atlas Pipeline completed public offerings of 750,000 and 2,100,000 common units, respectively. The net proceeds after underwriting discounts, commissions and costs were $25.2 million and $67.5 million, respectively.

         In May 2003, Atlas Pipeline completed a public offering of 1,092,500 common units of limited partner interest. The net proceeds after underwriting discounts and commissions were approximately $25.2 million. These proceeds were used in part to repay existing indebtedness of $8.5 million.

         Upon the completion of these offerings, the Company's combined general and limited partner interest in Atlas Pipeline was reduced to 24%. Because the Company, through its general partner interest, controls the decisions and operations of Atlas Pipeline, Atlas Pipeline is consolidated in the Company's financial statements.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 12 -SPECTRUM ACQUISITION BY ATLAS PIPELINE

         On July 16, 2004, the Atlas Pipeline acquired Spectrum, for approximately $142.4 million, including transaction costs and the payment of taxes due as a result of the transaction. Spectrum's principal assets include 1,900 miles of natural gas pipelines and a natural gas processing facility in Velma, Oklahoma.

         Atlas Pipeline financed the Spectrum acquisition, including approximately $4.2 million of transaction costs, as follows:

         o borrowing $100.0 million under the term loan portion of its $135.0 million senior secured term loan and revolving credit facility administered by Wachovia (Note 6);

         o using the $20.0 million of proceeds received from the sale to RAI and the Company of preferred units in Atlas Pipeline Operating Partnership; and

         o using $22.4 million of net proceeds from the Atlas Pipeline's April 2004 common unit offering.

         On July 20, 2004, Atlas Pipeline used a portion of the July 2004 public offering to repay $40.0 million of the borrowings under its $135.0 million credit facility and to repurchase the preferred units from RAI and the Company for $20.4 million.

         On March 9, 2004, the Oklahoma Tax Commission ("OTC") filed a petition against Spectrum alleging that Spectrum underpaid gross production taxes beginning in June 2000. The OTC is seeking a settlement of $5.0 million plus interest and penalties. Atlas Pipeline plans on defending itself vigorously. In addition, under the terms of the Spectrum purchase agreement, $14.0 million has been placed in escrow to cover the costs of any adverse settlement resulting from the petition and other indemnification obligations of the purchase agreement.

         The acquisition was accounted for using the purchase method of accounting under SFAS No. 141 "Business Combinations." The following table presents the allocation of the acquisition costs, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition (in thousands):

Cash and cash equivalents........................................   $       804
Accounts receivable..............................................        18,504
Prepaid expenses.................................................           649
Property, plant and equipment....................................       140,592
Other long-term assets...........................................         1,054
                                                                    -----------
  Total assets acquired..........................................       161,603
                                                                    -----------
Accounts payable and accrued liabilities.........................       (17,552)
Hedging liabilities..............................................        (1,519)
Long-term debt...................................................          (164)
                                                                    -----------
  Total liabilities assumed......................................       (19,235)
                                                                    -----------
    Net assets acquired..........................................   $   142,368
                                                                    ===========

         Atlas Pipeline is in the process of evaluating certain estimates made in the purchase price and related allocations; thus, the purchase price and allocations are both subject to adjustment.

         The results of operations of Spectrum are included in the Company's consolidated statements of income from July 16, 2004, the date of the acquisition.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 12 -SPECTRUM ACQUISITION BY ATLAS PIPELINE- (CONTINUED)

         The following summarized unaudited pro forma information for the years ended September 30, 2004 and 2003 assumes that the acquisition occurred as of October 1, 2002. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if Atlas Pipeline had completed this acquisition as of the periods shown below or the results that will be attained in the future. The amounts presented below are in thousands, except per share amounts:

                                                                                     Year Ended
                                                                                  September 30, 2004
                                                                    ------------------------------------------------
                                                                                       Pro Forma            Pro
                                                                    As Reported       Adjustments           Forma
                                                                    -----------       -----------           -----
Revenues......................................................      $   180,856      $    91,795        $    272,651
Net income....................................................      $    21,187      $     2,753        $     23,940
Net income per common share - basic...........................      $      1.81      $      0.23        $       2.04
Weighted average common shares outstanding - basic............           11,683                -              11,683
Net income per common share - diluted.........................      $      1.81      $      0.23        $       2.04
Weighted average common shares - diluted......................           11,684                -              11,684


                                                                                     Year Ended
                                                                                 September 30, 2003
                                                                    ------------------------------------------------
                                                                                      Pro Forma             Pro
                                                                    As Reported       Adjustment           Forma
                                                                    -----------       ----------           -----
Revenues......................................................      $   105,689      $    98,488        $    204,177
Net income....................................................      $    13,912      $     1,412        $     15,324
Net income per common share - basic...........................      $      1.30      $       .13        $       1.43
Weighted average common shares outstanding - basic............           10,688                -              10,688
Net income per common share - diluted.........................      $      1.30      $       .13        $       1.43
Weighted average common shares - diluted......................           10,688                -              10,688

         Significant pro forma adjustments include: revenues and costs and expenses for the period prior to Atlas Pipeline's acquisition, interest and depreciation expense and the elimination of income taxes.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 13 -- OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

         The Company's operations include four reportable operating segments. In addition to the reportable operating segments, certain other activities are reported in the "Other energy" category. These operating segments reflect the way the Company manages its operations and makes business decisions. Mid-Continent and Appalachia are two segments within gathering, transmission and processing that the Company evaluates separately. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows:

YEAR ENDED SEPTEMBER 30, 2004 (in thousands):

                                                                                                                       Other
                                 Revenues from                                   Depreciation,                      significant
                                    external        Interest       Interest      depletion and       Segment           items:
                                   customers         income         expense       amortization    profit (loss)    Segment assets
                                   ---------         ------         -------       ------------    -------------    --------------
Well drilling                       $ 86,880       $       -      $         -       $      -          $  9,679        $  8,486
Production and exploration            48,526               -                -         10,319            28,981         185,775
Mid- Continent                        30,048               -                3            613             2,069         154,741
Appalachia                             6,204               -                -          2,024               340          36,496
Other(a)                               9,198             250            2,878          1,744            (8,473)         35,999
                                    --------       ---------      -----------       --------          --------        --------
Total                               $180,856       $     250      $     2,881       $ 14,700          $ 32,596        $421,497
                                    ========       =========      ===========       ========          ========        ========

YEAR ENDED SEPTEMBER 30, 2003 (in thousands):

                                 Revenues from                                    Depreciation,                     significant
                                    external         Interest       Interest      depletion and       Segment          items:
                                   customers          income         expense       amortization    profit (loss)   Segment assets
                                   ---------          ------         -------       ------------    -------------   --------------
Well drilling                       $ 52,879       $       -       $         -       $      -          $  5,320       $  7,844
Production and exploration            38,639               -                 -          8,042            21,280        145,614
Mid- Continent                             -               -                 -              -                 -              -
Appalachia                             5,901               -                 -          1,657               175         30,735
Other(a)                               8,270             220             1,961          1,896            (6,298)        48,195
                                    --------       ---------      -----------       --------          --------        --------
Total                               $105,689       $     220       $     1,961       $ 11,595          $ 20,477       $232,388
                                    ========       =========      ===========       ========          ========        ========

YEAR ENDED SEPTEMBER 30, 2002 (in thousands):

                                                                                                                       Other
                                 Revenues from                                    Depreciation,                     significant
                                    external        Interest        Interest      depletion and      Segment          items:
                                   customers         income         expense       amortization    profit (loss)   Segment assets
                                   ---------         ------         -------       ------------    -------------   --------------
Well drilling                       $ 55,736       $       -         $      -        $      -         $  6,057        $  7,555
Production and exploration            28,916               -                -           7,550           12,708         119,125
Mid- Continent                             -               -                -               -                -               -
Appalachia                             5,389               -                -           1,404              510          27,983
Other(a)                               9,255             686            2,200           1,882           (5,083)         37,951
                                    --------       ---------      -----------       --------          --------        --------
Total                               $ 99,296       $     686         $  2,200        $ 10,836         $ 14,192        $192,614
                                    ========       =========      ===========       ========          ========        ========

-----------------
(a) Includes revenues and expenses from well services which does not meet the quantitative threshold for reporting segment information and general corporate expenses not allocable to any particular segment.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 13 -- OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (CONTINUED)

         Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto, including interest, provision for possible losses and depreciation, depletion and amortization, excluding general corporate expenses.

         The Company's natural gas is sold under contract to various purchasers. For the years ended September 30, 2004, 2003 and 2002, gas sales to FirstEnergy Solutions Corp. accounted for 11%, 18% and 16%, respectively, of total revenues. No other operating segments had revenues from a single customer which exceeded 10% of total revenues.

NOTE 14 - TERMINATED ALASKA PIPELINE ACQUISITION

         In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy, Inc. to purchase all of the stock of Alaska Pipeline Company. In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004 it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline believes SEMCO caused the delay in closing the transaction and breached its obligations under the acquisition agreement. In connection with the acquisition, subsequent termination, and current legal action, Atlas Pipeline incurred $3.0 million of costs, which are shown as terminated acquisition costs on the Company's statement of income.

NOTE 15 -- SUPPLEMENTAL OIL AND GAS INFORMATION

         Results of operations from oil and gas producing activities:

                                                                                       Years Ended September 30,
                                                                               ----------------------------------------
                                                                                 2004            2003           2002
                                                                                 ----            ----           ----
                                                                                            (in thousands)
Revenues....................................................................   $   48,526     $   38,639     $   28,916
Production costs............................................................       (7,289)        (6,770)        (6,691)
Exploration expenses........................................................       (1,549)        (1,715)        (1,573)
Depreciation, depletion and amortization....................................      (10,319)        (8,042)        (7,550)
Income taxes................................................................      (10,279)        (7,519)        (4,005)
                                                                               ----------     ----------     ----------
  Results of operations from oil and gas producing activities...............   $   19,090     $   14,593     $    9,097
                                                                               ==========     ==========     ==========

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 15 -- SUPPLEMENTAL OIL AND GAS INFORMATION - (CONTINUED)

         Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                                           At September 30,
                                                                               -----------------------------------------
                                                                                 2004            2003           2002
                                                                                 ----            ----           ----
                                                                                            (in thousands)
Mineral interests:
  Proved properties.........................................................   $     2,544    $       844    $       843
  Unproved properties.......................................................         1,002            563            584
Wells and related equipment.................................................       184,046        150,657        124,083
Support equipment...........................................................         2,890          2,185          1,412
Uncompleted well equipment and facilities...................................             1             51             51
                                                                               -----------    -----------    -----------
                                                                                   190,483        154,300        126,973
Accumulated depreciation, depletion and amortization........................       (54,086)       (43,292)       (36,669)
                                                                               -----------    -----------    -----------
     Net capitalized costs..................................................   $   136,397    $   111,008    $    90,304
                                                                               ===========    ===========    ===========


         Costs Incurred in Oil and Gas Producing Activities. The costs incurred by the Company in its oil and gas activities during fiscal years 2004, 2003 and 2002 are as follows:

                                                                                        Years Ended September 30,
                                                                               -----------------------------------------
                                                                                  2004          2003            2002
                                                                                  ----          ----            ----
                                                                                             (in thousands)
Property acquisition costs:
  Proved properties..........................................................  $     1,700    $       412    $       154
  Unproved properties........................................................          439              -              9
Exploration costs............................................................        1,549          1,715          1,573
Development costs............................................................       39,978         28,007         20,934
                                                                               -----------    -----------    -----------
                                                                               $    43,666    $    30,134    $    22,670
                                                                               ===========    ===========    ===========

         The development costs above for the years ended September 30, 2004, 2003 and 2002 were substantially all incurred for the development of proved undeveloped properties.

         Oil and Gas Reserve Information (Unaudited). The estimates of the Company's proved and unproved gas reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum engineering firm, as of September 30, 2004, 2003 and 2002. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 15 -- SUPPLEMENTAL OIL AND GAS INFORMATION - (CONTINUED)

         Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

         o Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

         o Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

         o Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as "indicated additional reservoirs"; (b) crude oil, natural gas, and NGLs, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (c) crude oil, natural gas and NGLs, that may occur in undrilled prospects; and (d) crude oil and natural gas, and NGLs, that may be recovered from oil shales, coal, gilsonite and other such sources.

         Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operation methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

         There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Company's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for effects have not been proved.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 15 -- SUPPLEMENTAL OIL AND GAS INFORMATION - (CONTINUED)

         The Company's reconciliation of changes in proved reserve quantities is as follows (unaudited):

                                                                                   Gas                  Oil
                                                                                  (Mcf)                (Bbls)
                                                                              -------------        -------------
Balance September 30, 2001............................................          118,117,370            1,801,068
     Current additions................................................           19,303,971               55,416
     Sales of reserves in-place.......................................             (510,812)             (23,676)
     Purchase of reserves in-place....................................              280,594                2,180
     Transfers to limited partnerships................................           (6,829,047)             (45,001)
     Revisions........................................................              (23,057)             260,430
     Production.......................................................           (7,117,276)            (172,750)
                                                                               ------------           ----------
Balance September 30, 2002............................................          123,221,743            1,877,667
     Current additions................................................           27,440,261               44,868
     Sales of reserves in-place.......................................              (56,480)             (14,463)
     Purchase of reserves in-place....................................              986,463               18,998
     Transfers to limited partnerships................................           (8,669,521)             (31,386)
     Revisions........................................................           (2,662,812)             119,038
     Production.......................................................           (6,966,899)            (160,048)
                                                                               ------------           ----------
Balance September 30, 2003............................................          133,292,755            1,854,674
     Current additions................................................           28,761,902              245,509
     Sales of reserves in-place.......................................               (3,439)              (1,669)
     Purchase of reserves in-place....................................              232,429                4,000
     Transfers to limited partnerships................................          (10,132,616)             (29,394)
     Revisions........................................................           (2,732,385)             382,613
     Production.......................................................           (7,285,281)            (181,021)
                                                                               ------------           ----------
Balance September 30, 2004............................................          142,133,365            2,274,712
                                                                               ============           ==========
Proved developed reserves at:
   September 30, 2002..................................................          83,995,712            1,846,281
   September 30, 2003..................................................          87,760,113            1,825,280
   September 30, 2004..................................................          95,788,656            2,125,813

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 15 -- SUPPLEMENTAL OIL AND GAS INFORMATION - (CONTINUED)

     The following schedule presents the standardized measure of estimated discounted future net cash flows relating to proved oil and gas reserves. The estimated future production is priced at fiscal year-end prices, adjusted only for fixed and determinable increases in natural gas and oil prices provided by contractual agreements. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the proved reserves based on fiscal year-end cost levels and includes the effect on cash flows of settlement of asset retirement obligations on gas and oil properties. The future net cash flows are reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions existing at September 30, 2004, 2003 and 2002 and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations (unaudited).

                                                                                       Years Ended September 30,
                                                                             --------------------------------------------
                                                                                  2004             2003          2002
                                                                                  ----             ----          ----
                                                                                            (in thousands)
Future cash inflows.......................................................   $  1,096,047      $   715,539    $   518,118
Future production costs...................................................       (227,738)        (185,442)      (147,279)
Future development costs..................................................        (92,079)         (72,476)       (55,644)
Future income tax expense.................................................       (227,862)        (125,556)       (79,557)
                                                                             ------------      -----------    -----------
Future net cash flows.....................................................        548,368          332,065        235,638

  Less 10% annual discount for estimated timing of cash flows.............       (315,370)        (187,714)      (131,512)
                                                                             ------------      -----------    -----------

Standardized measure of discounted future net cash flows..................   $    232,998      $   144,351    $   104,126
                                                                             ============      ===========    ===========


     The future cash flows estimated to be spent to develop proved undeveloped properties in the years ended September 30, 2005, 2006 and 2007 are $36.0 million, $36.0 million and $20.1 million, respectively.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 15 -- SUPPLEMENTAL OIL AND GAS INFORMATION - (CONTINUED)

     The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves after income taxes (unaudited):

                                                                                            Years Ended September 30,
                                                                                  --------------------------------------------
                                                                                       2004           2003           2002
                                                                                       ----           ----           ----
                                                                                                (in thousands)
Balance, beginning of year...................................................     $   144,351     $   104,126     $    98,712

Increase (decrease) in discounted future net cash flows:
  Sales and transfers of oil and gas, net of related costs...................         (41,237)        (31,869)        (22,223)
  Net changes in prices and production costs.................................          97,161          44,232             249
  Revisions of previous quantity estimates...................................           6,265            (229)          3,787
  Development costs incurred.................................................           4,838           3,689           4,107
  Changes in future development costs........................................          (1,033)           (166)           (149)
  Transfers to limited partnerships..........................................          (9,499)         (3,313)         (3,970)
  Extensions, discoveries, and improved recovery less
     related costs...........................................................          54,979          24,272          12,057
  Purchases of reserves in-place.............................................             594           1,730             340
  Sales of reserves in-place, net of tax effect..............................             (33)           (200)           (799)
  Accretion of discount......................................................          19,142          13,247          12,726
  Net changes in future income taxes.........................................         (40,504)        (18,749)            203
  Estimated settlement of asset retirement obligations.......................          (1,757)         (3,131)              -
  Estimated proceeds on disposals of well equipment..........................           2,055           3,380               -
  Other......................................................................          (2,324)          7,332            (914)
                                                                                  -----------     -----------     -----------
Balance, end of year.........................................................     $   232,998     $   144,351     $   104,126
                                                                                  ===========     ===========     ===========

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2004


NOTE 16 -- QUARTERLY RESULTS (UNAUDITED)

                                                      December 31        March 31          June 30        September 30
                                                      -----------        --------          -------        ------------
                                                                    (in thousands, except per share data)
YEAR ENDED SEPTEMBER 30, 2004
Revenues.........................................     $     35,859     $     42,080      $     32,947     $     69,970
                                                      ============     ============      ============     ============
Income from continuing operations before income
   taxes.........................................     $      7,528     $      7,713      $      6,668     $     10,687
                                                      ============     ============      ============     ============
Net income.......................................     $      4,893     $      5,166      $      4,182     $      6,946
                                                      ============     ============      ============     ============

Net income per common share - basic and diluted..     $        .46     $        .48      $        .35     $        .52
                                                      ============     ============      ============     ============


                                                      December 31        March 31          June 30        September 30
                                                      -----------        --------          -------        ------------
                                                                    (in thousands, except per share data)
YEAR ENDED SEPTEMBER 30, 2003
Revenues.........................................     $     18,135     $     36,474      $     21,867     $     29,213
                                                      ============     ============      ============     ============
Income from continuing operations before
   income taxes..................................     $      3,003     $      6,348      $      3,872     $      7,254
                                                      ============     ============      ============     ============
Discontinued operation, net of tax...............     $          -     $          -      $          -     $        192
                                                      ============     ============      ============     ============
Net income.......................................     $      2,012     $      4,254      $      2,557     $      5,089
                                                      ============     ============      ============     ============

Net income per common share - basic and diluted:
   From continuing operations....................
                                                      $        .19     $        .40      $        .24     $        .45
   Discontinued operation........................                -                -                 -              .02
                                                      ------------     ------------      ------------     ------------
Net income per common share......................     $        .19     $        .40      $        .24     $        .47
                                                      ============     ============      ============     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

ITEM 9A.          CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities are Exchange Commission ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of the disclosure committee of our parent, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

         There have been no significant changes in our internal controls over financial reporting that has partially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

ITEM 9B.          OTHER INFORMATION

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Members of our board of directors serve for terms of one year, or until their successors are appointed or elected. Information is set forth below regarding the principal occupation of each of our directors. The following table sets forth information regarding our executive officers and directors:



   -------------------------------------------------------------------------------------------------------------------
              NAME                   AGE                                       POSITION
              ----                   ---                                       --------
   -------------------------------------------------------------------------------------------------------------------
   Edward E. Cohen                    65         Chairman, Chief Executive Officer and President
   -------------------------------------------------------------------------------------------------------------------
   Jonathan Z. Cohen                  34         Vice Chairman
   -------------------------------------------------------------------------------------------------------------------
   Frank P. Carolas                   45         Executive Vice President
   -------------------------------------------------------------------------------------------------------------------
   Freddie M. Kotek                   49         Executive Vice President and Chief Financial Officer
   -------------------------------------------------------------------------------------------------------------------
   Jeffrey C. Simmons                 46         Executive Vice President
   -------------------------------------------------------------------------------------------------------------------
   Michael L. Staines                 55         Executive Vice President
   -------------------------------------------------------------------------------------------------------------------
   Nancy J. McGurk                    49         Senior Vice President and Chief Accounting Officer
   -------------------------------------------------------------------------------------------------------------------
   Carlton M. Arrendell               42         Director
   -------------------------------------------------------------------------------------------------------------------
   William R. Bagnell                 41         Director
   -------------------------------------------------------------------------------------------------------------------
   Donald W. Delson                   53         Director
   -------------------------------------------------------------------------------------------------------------------
   Nicholas A. DiNubile               52         Director
   -------------------------------------------------------------------------------------------------------------------
   Dennis A. Holtz                    64         Director
   -------------------------------------------------------------------------------------------------------------------

         EDWARD E. COHEN has been the Chairman of our board of directors, our Chief Executive Officer and President since our formation in September 2000. He has been Chairman of the board of directors of Resource America since 1990 and was its Chief Executive Officer from 1988 until May 2004, and President from September 2000 until October 2003. In addition, Mr. Cohen has been Chairman of the managing board of Atlas Pipeline Partners GP, LLC since its formation in November 1999, a director of TRM Corporation (a publicly-traded consumer services company) since June 1998 and Chairman of the Board of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

         FRANK P. CAROLAS has been an Executive Vice President since January 2001 and served as a director from January 2002 until February 2004. Mr. Carolas was a Vice President of Resource America from April 2001 until May 2004, and has been Executive Vice President--Land and Geology and a director of Atlas Resources, Inc. (our wholly-owned subsidiary which acts as the managing partner of our drilling partnerships) since January 2001. Mr. Carolas is a certified petroleum geologist and has been employed by Atlas Resources and its affiliates since 1981.

         FREDDIE M. KOTEK has been an Executive Vice President and Chief Financial Officer since February 2004 and served as a director from September 2001 until February 2004. Mr. Kotek was a Senior Vice President of Resource America from 1995 until May 2004, President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May 2004, and has been Chairman of Atlas Resources since September 2001 and Chief Executive Officer and President of Atlas Resources since January 2002. Mr. Kotek was President of Resource Properties, Inc. (a wholly-owned subsidiary of Resource America) from September 2000 to October 2001 and its Executive Vice President from 1993 to September 2000.

         JEFFREY C. SIMMONS has been an Executive Vice President since January 2001 and was a director from January 2002 until February 2004. Mr. Simmons has been a Vice President of Resource America from April 2001 until May 2004, and has been Executive Vice President--Operations and a director of Atlas Resources since January 2001. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then.

         MICHAEL L. STAINES has been an Executive Vice President since our formation. Mr. Staines was a Senior Vice President of Resource America from 1989 until May 2004, a director from 1989 to February 2000 and Secretary from 1989 to October 1998. Mr. Staines has been President of Atlas Pipeline Partners GP since January 2001 and its Chief Operating Officer and a member of its Managing Board since its formation in November 1999.

         NANCY J. MCGURK has been our Chief Accounting Officer since January 2001, Senior Vice President since January 2002, and served as our Chief Financial Officer from January 2001 until February 2004. Ms. McGurk was a Vice President of Resource America from 1992 until May 2004, and its Treasurer and Chief Accounting Officer from 1989 until May 2004. Ms. McGurk has been Senior Vice President of Atlas Resources since January 2002 and Chief Financial Officer and Chief Accounting Officer since January 2001.

         JONATHAN Z. COHEN has been Vice Chairman of our board of directors since our formation. He has been the Chief Executive Officer of Resource America since May 2004, President since October 2003 and a director since October 2002. Before being elected Chief Executive Officer, he served as Resource America's Chief Operating Officer from April 2002 to May 2004, Executive Vice President from April 2001 to October 2003 and Senior Vice President from May 1999 to April 2001. Mr. Cohen has been Vice Chairman of the managing board of Atlas Pipeline Partners GP since its formation in November 1999, a Trustee and Secretary of RAIT Investment Trust (a publicly-traded real estate investment trust) since 1997 and Vice Chairman since October 2003, and Chairman of the board of directors of The Richardson Company (a sales consulting company) since October 1999. Mr. Cohen is a son of Edward E. Cohen.

INDEPENDENT DIRECTORS

         The following directors have been determined by our board to be independent directors as defined under NASDAQ rules and the Securities Act.

         CARLTON M. ARRENDELL has been a director since February 2004. Mr. Arrendell has been with Investment Trust Corporation (a consultant to the trustee of the AFL-CIO Building Investment Trust) since December 1997 and currently serves as Chief Investment Officer.

         WILLIAM R. BAGNELL has been a director since February 2004. Mr. Bagnell has been involved in the energy industry in various capacities since 1990. He has been Vice President--Energy for Planalytics, Inc. (an energy industry software company) since March 2000 and was Director of Sales for Fisher Tank Company (a national manufacturer of carbon and stainless steel bulk storage tanks) from September 1998 to January 2000. Before that, he served as Manager of Business Development for Buckeye Pipeline Partners, L.P. (a refined petroleum products transportation company) from October 1992 until September 1998. Mr. Bagnell served as an independent member of the managing board of Atlas Pipeline Partners GP from its formation in November 1999 until May 2004.

         DONALD W. DELSON has been a director since February 2004. Mr. Delson has over 20 years of experience as an investment banker specializing in financial institutions. Mr. Delson has been a Managing Director, Corporate Finance Group, at Keefe, Bruyette & Woods, Inc. since 1997, and before that was a Managing Director in the Corporate Finance Group at Alex. Brown & Sons from 1982 to 1997. Mr. Delson served as an independent member of the managing board of Atlas Pipeline Partners GP from June 2003 until May 2004.

           NICHOLAS A. DINUBILE has been a director since February 2004. Dr. DiNubile has been an orthopedic surgeon specializing in sports medicine since 1982. Dr. DiNubile has served as special advisor and medical consultant to the President's Council on Physical Fitness and as Orthopedic Consultant to the Philadelphia 76ers basketball team. Dr. DiNubile is also Clinical Assistant Professor of the Department of Orthopedic Surgery at the Hospital of the University of Pennsylvania.

           DENNIS A. HOLTZ has been a director since February 2004. Mr. Holtz has maintained a corporate law practice with D.A. Holtz, Esquire & Associates in Philadelphia and New Jersey since 1988.

OTHER KEY EMPLOYEES

         JACK L. HOLLANDER, 48, has been Senior Vice President--Direct Participation Programs since January 2002. Mr. Hollander has also been Senior Vice President--Direct Participation Programs of Atlas Resources since January 2002, and before that served as Vice President from January 2001 until December 2001. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990.

         MICHAEL G. HARTZELL, 49, has been Vice President--Land Administration since January 2002, and before that served as Senior Land Coordinator from January 1999 to January 2002. Mr. Hartzell served as general manager of one of our field offices from January 1998 to January 1999. Mr. Hartzell has also served as Vice President--Land Administration for Atlas Resources since September 2001. Mr. Hartzell has been employed by Atlas Resources and its affiliates since 1980.

         MARCI F. BLEICHMAR, 34, has been Vice President--Marketing since February 2004. Ms. Bleichmar has also served as Vice President--Marketing of Atlas Resources since February 2001. From March 2000 until February 2001, Ms. Bleichmar was director of marketing for Jacob Asset Management (a mutual fund manager) and, from March 1998 until March 2000, was an account executive at Bloomberg Financial Services, L.P. Before that, Ms. Bleichmar had been an associate on the Derivatives Trading Desk of JPMorgan since 1994.

         DONALD R. LAUGHLIN, 56, has been Vice President--Drilling and Production since January 2002, and before that served as Senior Drilling Engineer since May 2001. Mr. Laughlin has also served as Vice President--Drilling and Production for Atlas Resources since September 2001. Mr. Laughlin has over 30 years experience as a petroleum engineer in the Appalachian Basin, having been employed by Columbia Gas Transmission Corporation from October 1995 to May 2001 as a Vice President, Cabot Oil & Gas Corporation from 1989 to 1995 as Manager of Drilling Operations and Technical Services, Doran & Associates, Inc. (an industrial engineering firm) from 1977 until 1989 as Vice President--Operations, and Columbia Gas from 1970 to 1977 as Drilling Engineer and Gas Storage Engineer.

INFORMATION CONCERNING THE AUDIT COMMITTEE

         Our board of directors has established a standing audit committee. All of the members of the audit committee are independent directors as defined by Nasdaq National Market rules. The members of the audit committee are Messrs. Arrendell, Bagnell and Delson, with Mr. Arrendell acting as the chairman. Our board of directors has determined that Mr. Delson is an "audit committee financial expert," as defined by SEC rules. The audit committee reviews the scope and effectiveness of audits by the independent accountants, is responsible for the engagement of independent accountants and reviews the adequacy of the Company's internal controls.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

         Based solely on our review of the reports we have received, or written representations from certain reporting persons that no filings were required for those persons, we believe that during fiscal 2004 our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act.

CODE OF ETHICS

         We have adopted a code of business conduct and ethics applicable to all directors, officers and employees. We believe we meet the definition of a code of ethics under the Securities Act. Our code of business conduct and ethics is posted on our web site at www.atlasamerica.com.

ITEM 11.          EXECUTIVE COMPENSATION

         Until the completion of our initial public offering in May 2004, we did not directly compensate Messrs. E. Cohen and J. Cohen. Rather, Resource America allocated the compensation of these executive officers between activities on behalf of us and activities on behalf of Resource America based upon an estimate of the time spent by such persons on activities for us and for Resource America, and we reimbursed Resource America for the compensation allocated to us. Resource America also similarly allocated compensation for Messrs. E. Cohen, J. Cohen, Carolas and Simmons to Atlas Pipeline. The following table sets forth the compensation paid or accrued by us to our chief executive officer and each of our four other most highly compensated executive officers for fiscal 2004.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                       Long term
                                                                 Annual               Compensation
                                                              Compensation           ---------------
                                                           ---------------------       Restricted
                                                                                          Stock               All other
Name and principal position                                Salary          Bonus        Awards(2)          compensation(1)
---------------------------                                ------          -----       ----------          ---------------
Edward E. Cohen
Chairman of the Board,
Chief Executive Officer and President..............       $401,000        $385,000       $209,924             $995,441

Jonathan Z. Cohen
Vice Chairman of the Board.........................       $256,400        $192,500       $  3,363             $561,909

Freddie M. Kotek
Executive Vice President and
Chief Financial Officer............................       $267,500        $250,000       $ 51,564             $  6,500

Frank P. Carolas
Executive Vice President...........................       $192,500        $ 75,000       $  5,798             $ 81,357

Jeffrey C. Simmons
Executive Vice President...........................       $192,500        $ 75,000       $102,083             $ 81,357

__________________

(1) Reflects matching payments Resource America made under its 401(k) Plan and grants of phantom units under the Atlas Pipeline Long Term Incentive Plan, except the amount for Mr. E. Cohen includes $59,500 of accrued obligations under a Supplemental Employment Retirement Plan established by us in May 2004 in connection with an employment agreement between Mr. E. Cohen and us. See "Employment Agreements." The phantom unit grants under the Atlas Pipeline Long Term Incentive Plan entitle the recipient, upon vesting, to receive one common unit or its then fair market value in cash and include distribution equivalent rights. The number of phantom units held and the value of those phantom units, valued at the closing market price of Atlas Pipeline common units on the date of the grant, are: Mr. E. Cohen - 25,000 phantom units ($931,500); Mr. J. Cohen - 15,000 phantom units ($558,900); Mr. Carolas - 2,000 phantom units ($74,520); and Mr. Simmons - 2,000 phantom units ($74,520).

(2) Reflects allocations of shares to employee accounts that were made in fiscal 2004 under Resource America's 1989 Employee Stock Ownership Plan ("ESOP") to reconcile shares held to shares which should have been allocated to those accounts in prior years. Share allocations under the ESOP have been valued at the closing price of Resource America's common stock on the dates of the respective grants. At September 30, 2004, the number of restricted shares held and the value of those restricted shares (in the aggregate, and valued at the closing market price of Resource America's common stock at September 30, 2004 are: Mr. E. Cohen - 73,683 shares ($1,738,182); Mr. J. Cohen - 588 shares ($13,871); Mr. Kotek -
     18,431 shares ($434,787); Mr. Carolas - 512 shares ($12,078); and Mr.
     Simmons - 27,111 shares ($639,548). Cash dividends, as and when authorized by Resource America's Board of Directors, have been and will continue to be paid to the ESOP on the restricted shares.

OPTION/SARS GRANTS AND EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         Neither we nor Resource America granted any stock options or stock appreciation rights to the named executive officers in fiscal 2004.

         The following table sets forth the aggregated option exercises during fiscal 2004, together with the number of unexercised options and their value on September 30, 2004, held by the executive officers listed in the Summary Compensation Table under the Resource America plans described in note 8 of the notes to consolidated financial statements. No stock appreciation rights were exercised or held by the named executive officers in fiscal 2004.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                Number of
                                                                          Securities Underlying
                                                                               Unexercised          Value of Unexercised
                                                                            Options at FY-End      In-the-Money Options at
                                      Shares Acquired                         Exercisable/          FY-End Exercisable/
Name                                    on Exercise      Value Realized       Unexercisable           Unexercisable (1)
----                                    -----------      --------------       -------------           -----------------
Edward E. Cohen                                   0       $        0            450,000/0               $5,252,700/$0
Jonathan Z. Cohen                                 0                0          458,750/86,250        $6,047,137/$1,331,929
Freddie M. Kotek                                  0                0          76,995/22,500          $1,216,243/$332,152
Frank P. Carolas                                  0                0           21,375/8,125           $253,471/$118,547
Jeffrey C. Simmons                                0                0           19,375/8,125           $237,291/$118,547

_________________
(1) Value is calculated by subtracting the total exercise price from the fair market value of the securities underlying the options at September 30, 2004.

EMPLOYMENT AGREEMENT

         We have an employment agreement with Edward E. Cohen, who currently serves as our Chairman, Chief Executive Officer and President. The agreement requires him to devote such time to us as is reasonably necessary to the fulfillment of his duties, although it permits him to invest and participate in outside business endeavors. The agreement provides for initial base compensation of $350,000 per year, which may be increased by the compensation committee based upon its evaluation of Mr. Cohen's performance. Mr. Cohen is eligible to receive incentive bonuses and stock option grants and to participate in all employee benefit plans in effect during his period of employment. The agreement has a term of three years and, until notice to the contrary, the term is automatically extended so that on any day on which the agreement is in effect it has a then-current three-year term.

         The agreement provides for a Supplemental Executive Retirement Plan, or SERP, pursuant to which Mr. Cohen will receive an annual retirement benefit equal to the product of:

         o    6.5% multiplied by

         o his base salary as of the time Mr. Cohen's employment with us ceases, multiplied by

         o the number of years (or portions thereof) which Mr. Cohen is employed by us.

         The maximum benefit under the SERP is limited to 65% of his final base salary. The benefit is guaranteed to his estate for 10 years if he should die before receiving 10 years' of SERP benefits. If there is a change of control (other than in connection with the proposed spin-off) and his employment with us is terminated, or if we terminate his employment without cause, then the SERP benefit will be the greater of the accrued benefit pursuant to the above formula, or 35% of his final base salary.

         The agreement provides the following regarding termination and termination benefits:

         o upon termination of employment due to death, Mr. Cohen's estate will receive an amount equal to his final base salary multiplied by the number of years (or portion thereof) that he shall have worked for us (but not to be greater than 3 years' base salary or less than one year's base salary);

         o we may terminate Mr. Cohen's employment if he is disabled for 180 days consecutive days during any 12-month period. If his employment is terminated due to disability, he will receive his base salary and benefits for 3 years, and such 3 year period will be deemed a portion of his employment term for purposes of accruing SERP benefits;

         o We may terminate his employment without cause upon 30 days' written notice or upon a change of control after providing at least 30 days' written notice. He may terminate his employment for good reason or upon a change in control. Good reason is defined as a reduction in his base pay, a demotion, a material reduction in his duties, relocation, his failure to be elected to our board of directors or a material breach of the agreement by us. If employment is terminated by us without cause, by Mr. Cohen for good reason or by either party in connection with a change of control, he will be entitled to any amounts then owed to him plus either:

              - severance benefits under our then current severance policy, if any, or;

              - if Mr. Cohen signs a release, 36 months of continued health insurance coverage and a lump sum payment equal to 3 years of his average compensation (which we define as the average of the 3 highest years of total compensation that he shall have earned under the agreement, or if the agreement is less than three years old, the highest total compensation in any year or portion thereof);

         o Mr. Cohen may terminate the agreement without cause with 60 days notice to us, and if he does so after January 1, 2006, and signs a release, he will receive a severance benefit equal to one-half of one year's base salary then in effect; and

         o we may terminate his employment for cause (defined as a felony conviction or conviction of a crime involving fraud, embezzlement or moral turpitude, intentional and continual failure to perform his material duties after notice, or violation of confidentiality obligations) in which case he will receive only accrued amounts then owed to him.

         In the event that any amounts payable to Mr. Cohen upon termination become subject to any excise tax imposed under Section 4999 of the Internal Revenue Code, we must pay Mr. Cohen an additional sum such that the net amounts retained by Mr. Cohen, after payment of excise, income and withholding taxes, equals the termination amounts payable, unless Mr. Cohen's employment terminates because of his death or disability.

DIRECTOR COMPENSATION

         Each of our independent directors are paid a monthly retainer of $1,000 and a fee of $1,000 for each board of directors meeting attended. The chairman of a committee receives an additional monthly retainer of $500 and other committee members receive an additional monthly retainer of $250. In addition, each of our directors who are not our employees or employees of Resource America annually receives deferred units, representing a right to receive a share of our common stock over a four-year vesting period, in an amount equal to $15,000, based on the value of our common stock at the time of the award.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors consists of Messrs. Delson, DiNubile and Holtz. There are no Compensation Committee interlocks.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The following table sets forth the number and percentage of shares of our common stock owned as of held by beneficial owners of 5% or more of our common stock, by our executive officers and directors and by all of the executive officers and directors as a group as of December 1, 2004. The address for each director and executive officer and Resource America is 1845 Walnut Street, Philadelphia, Pennsylvania 19103.

                                                                               Common Stock
                                                                               ------------
                                                                            Amount and Nature of         Percent of
BENEFICIAL OWNER                                                            Benefical Ownership            Class
----------------                                                            -------------------            -----
DIRECTORS
Carlton M. Arrendell....................................................                 0                          -
William R. Bagnell......................................................                 0                          -
Edward E. Cohen.........................................................            63,000  (1)                     *
Jonathan Z. Cohen.......................................................            42,000                          *
Donald W. Delson........................................................                 0                          -
Nicholas A. DiNubile....................................................                 0                          -
Dennis A. Holtz.........................................................               714                          *

NON-DIRECTOR EXECUTIVE OFFICERS
-------------------------------
Frank P. Carolas........................................................               714                          *
Freddie M. Kotek........................................................             6,914                          *
Jeffrey C. Simmons......................................................               357                          *
Michael L. Staines......................................................                 0                          -
Nancy J. McGurk.........................................................                 0                          -
All executive officers and directors as a group (12 persons)............           113,699                          *

OTHER OWNERS OF MORE THAN
5% OF OUTSTANDING SHARES
------------------------
Resource America, Inc...................................................        10,688,333                      80.2%


____________
* Less than 1%

(1)    Includes 14,950 shares held in an individual retirement account of Betsy
       Z. Cohen, Mr. Cohen's wife. Mr. Cohen disclaims beneficial ownership of these shares.

EQUITY COMPENSATION PLAN INFORMATION

         The following table contains information about our equity compensation plans as of September 30, 2004:

--------------------------------------------------------------------------------------------------------------------
                                       (A)                         (B)                             (C)
--------------------------------------------------------------------------------------------------------------------
                                                                                   NUMBER OF SECURITIES REMAINING
                             NUMBER OF SECURITIES TO   WEIGHTED-AVERAGE EXERCISE    AVAILABLE FOR FUTURE ISSUANCE
                             BE ISSUED UPON EXERCISE     PRICE OF OUTSTANDING      UNDER EQUITY COMPENSATION PLANS
                             OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND     (EXCLUDING SECURITIES REFLECTED
       PLAN CATEGORY           WARRANTS AND RIGHTS              RIGHTS                      IN COLUMN (A)
--------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                        4,835                 $     -                         1,328,498
--------------------------------------------------------------------------------------------------------------------

CHANGE OF CONTROL

         As described above in Item 1: "Business - General- Initial Public Offering," Resource America has advised us that it intends to spin-off its remaining ownership interest in us to its common stockholders by means of a tax-free distribution. Resource America has sole discretion if and when to complete the distribution and its terms, and does not intend to complete the distribution unless it receives a ruling from the Internal Revenue Service and/or an opinion from its tax counsel as to the tax-free nature of the distribution to Resource America and its stockholders for U.S. federal income tax purposes.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In the ordinary course of its business operations, the Company has ongoing relationships with several related entities:

         We conduct certain activities through, and a substantial portion of our revenue is attributable to, energy limited partnerships ("Partnerships"). We serve as general partner of the Partnerships and assume customary rights and obligations for the Partnerships. As the general partner, we are liable for Partnership liabilities and can be liable to limited partners if we breach our responsibilities with respect to the operations of the Partnerships. We are entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Partnerships' revenue, and costs and expenses according to the respective Partnership agreements.

         Until April 1996, Edward E. Cohen ("E. Cohen"), our Chairman of the Board, Chief Executive Officer and President, was of counsel to Ledgewood. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest. We paid Ledgewood $490,400, during fiscal 2004, for legal services rendered to us.

         We reimburse RAI for all direct and indirect costs of services provided. For the year ended September 30, 2004, such reimbursements were approximately $1.1 million, representing the allocable portion of the personnel costs of RAI employees, including executives, for time spent on our business.

         As part of our initial public offering, we entered into a master separation and distribution agreement with Resource America which contains the key provisions related to our separation from Resource America and the distribution of our shares to Resource America's common stockholders. The master separation and distribution agreement, together with the registration rights agreement, the tax matters agreement, and the transition services agreement, govern various interim and ongoing relationships between Resource America and us following the completion of our initial public offering. As required by the master separation and distribution agreement, we distributed the net proceeds of our initial public offering to Resource America in the form of a repayment of special dividend.

MASTER SEPARATION AND DISTRIBUTION AGREEMENT

         Overview. The master separation and distribution agreement contains the key provisions relating to the separation of our business from Resource America's other businesses and sets forth certain covenants we have agreed to until the distribution by Resource America to its stockholders of the shares of our common stock held by Resource America, which we refer to as the distribution. Although Resource America intends to complete the distribution, it has sole discretion to decide to do so, and we do not expect Resource America to complete the distribution unless it is tax-free to Resource America and its stockholders. Because the Internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, Resource America may be unable to obtain such a ruling. Consequently, we cannot assure you that the distribution will occur, or when it will occur.

         Covenants. We have agreed that, for so long as Resource America beneficially owns at least 50% of our outstanding common stock, we will:

         o not take any action which would limit the ability of Resource America or its transferee to transfer its shares of our common stock; and

         o not take any actions that could reasonably result in Resource America being in breach of or in default under any contract or agreement.

         Auditors and Audits; Annual Statements and Accounting. We have agreed that, for so long as Resource America is required to consolidate our results of operations and financial position with its own or account for its investment in our company on the equity method of accounting, we will not change our independent auditors without Resource America's prior written consent (which will not be unreasonably withheld), and we will use our best efforts to enable our independent auditors to complete their audit of our financial statements in a timely manner so to permit timely filing of Resource America's financial statements. We have also agreed to provide to Resource America and its independent auditors all information required for Resource America to meet its schedule for the filing and distribution of its financial statements and to make available to Resource America and its independent auditors all documents necessary for the annual audit of our company as well as access to the responsible company personnel so that Resource America and its independent auditors may conduct their audits relating to our financial statements. We have also agreed to adhere to certain specified Resource America accounting policies and to notify and consult with Resource America regarding any changes to our accounting principles and estimates used in the preparation of our financial statements.

         Indemnification. Under the master separation and distribution agreement, we and Resource America will indemnify and release each other as follows:

         o We will indemnify and hold harmless Resource America and its affiliates and their respective officers, directors, employees, agents, successors and assigns against any payments, losses, liabilities, damages, claims and expenses arising out of or relating to our past, present and future assets, businesses and operations and other assets, businesses operated or managed by us or persons previously associated with us.

         o Resource America will similarly indemnify us and our affiliates and our and their respective officers, directors, employees, agents, successors and assigns for Resource America's past, present and future assets, businesses and operations, except for assets, businesses and operations for which we have agreed to indemnify Resource America.

         o We will indemnify Resource America and its affiliates against all liabilities arising out of any material untrue statements and omissions in any prospectus and any related registration statement filed with the SEC relating to our initial public offering or any other primary offering of our common stock or our other securities prior to the date of the distribution or other similar transaction. However, our indemnification of Resource America does not apply to information relating to Resource America, excluding information relating to us. Resource America has agreed to indemnify us for this information.

         o Except for the rights and obligations of Resource America and us, which relate to the agreements between Resource America and us relating to our initial public offering or the distribution, we will release Resource America and some of its subsidiaries and affiliates and their respective officers, directors, employees, agents, successors and assigns for all losses for any and all past actions and failures to take actions relating to Resource America's and our assets, businesses and operations. Resource America will similarly release us.

         o All indemnification amounts will be reduced by any insurance proceeds and other offsetting amounts recovered by the party entitled to indemnification.

         In addition, the transition services agreement, the registration rights agreement and the tax matters agreement referred to below provide for indemnification between us and Resource America relating to the substance of such agreements.

         Access to Information. Under the master separation and distribution agreement, we and Resource America are obligated to provide each other access to information as follows:

         o subject to applicable confidentiality obligations and other restrictions, we and Resource America will give each other any information within each other's possession that the requesting party reasonably needs to comply with requirements imposed on the requesting party by a governmental authority, for use in any proceeding or to satisfy audit, accounting or similar requirements, or to comply with its obligations under the master separation and distribution agreement or any ancillary agreement;

         o for so long as Resource America is required to consolidate our results of operations and financial position with its own or account for its investment in our company on the equity method of accounting, we will provide to Resource America, at no charge, all financial and other data and information that Resource America determines is necessary or advisable in order to prepare its financial statements and reports or filings with any governmental authority, including copies of all quarterly and annual financial information and other reports and documents we intend to file with the SEC before such filings (as well as final copies upon filing), and copies of our budgets and financial projections;

         o we will consult with Resource America regarding the timing and content of our earnings releases and cooperate fully (and cause our independent auditors to cooperate fully) with Resource America in connection with any of its public filings;

         o we and Resource America will use reasonable efforts to make available to each other's past and present directors, officers, other employees and agents as witnesses in any legal, administrative or other proceedings in which the other party may become involved;

         o the company providing information, consultant or witness services under the master separation and distribution agreement will be entitled to reimbursement from the other for reasonable expenses incurred in providing this assistance; and

         o we and Resource America will each agree to hold in strict confidence all information concerning or belonging to the other for a period of up to 3 years.

         Employee Matters. Effective as of the closing of our initial public offering, we hired specified persons who were previously employed by Resource America and assumed all compensation and employee benefit liabilities relating to them. All of these people were involved in our business and portions of their salaries had historically been allocated to us.

         The Distribution. The master separation and distribution agreement provides that Resource America has sole discretion to determine if and when the distribution will occur and all terms of the distribution. Resource America does not intend to make the distribution unless it receives:

         o a ruling by the Internal Revenue Service and/or an opinion from its tax counsel that the distribution will qualify as a reorganization pursuant to which no gain or loss will be recognized by Resource America or its stockholders for U.S. federal income tax purposes under Section 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code; and

         o any government approvals and material consents necessary to consummate the distribution.

         It is likely that, in order to obtain a favorable ruling from the Internal Revenue Service and an opinion of counsel, we will need to reorganize our current corporate structure by merging into us at least one subsidiary which has conducted an active business for at least 5 years. We do not believe that the reorganization will have a material effect on us. Even with such restructuring, there is significant uncertainty as to whether Resource America will be able to obtain such a ruling because the Internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion. We are required to cooperate with Resource America to accomplish the distribution and, at Resource America's direction, to promptly take any and all actions necessary or desirable to effect the distribution.

         Expenses. In general, Resource America and our company will each be responsible for our own costs (including all associated third-party costs) incurred in connection with the transactions contemplated by the master separation and distribution agreement.

REGISTRATION RIGHTS AGREEMENT

         Registration Rights. In the event the distribution is not completed and Resource America does not divest itself of all of its shares of our common stock, Resource America could not freely sell all these shares without registration under the Securities Act or a valid exemption under it. Accordingly, the registration rights agreement provides Resource America with registration rights relating to the shares of our common stock which it holds. These registration rights generally become effective when Resource America informs us that it no longer intends to complete the distribution. Under the registration rights agreement, Resource America has the right to require us to register for offer and sale all or a portion of our common stock held by Resource America.

         Demand Rights. Resource America may request registration, which we refer to as a demand registration, under the Securities Act of all or any portion of the shares covered by the registration rights agreement and we will be obligated to register the shares as requested by Resource America. The maximum number of demand registrations that we are required to effect is 5. Resource America will designate the terms of each offering effected pursuant to a demand registration, which may take any form, including a shelf registration, a convertible registration, or an exchange registration.

         We have the right, which may be exercised once in any 12-month period, to postpone the filing or effectiveness of any demand registration for up to 90 days if our board of directors determines in its good faith judgment that such registration would reasonably be expected to have a material adverse effect on any then-active proposals to engage in material transactions.

         Piggyback Rights. If we at any time intend to file on our behalf or on behalf of any of our other security holders a registration statement in connection with a public offering of any of our securities on a form and in a manner that would permit the registration for offer and sale of our common stock held by Resource America, Resource America has the right to include its shares in that offering.

         Expenses. We are responsible for the registration expenses in connection with the performance of our obligations under the registration rights provisions in the registration rights agreement. Resource America is responsible for all of the fees and expenses of counsel to Resource America and any applicable underwriting discounts or commissions.

         Indemnifications. The registration rights agreement contains indemnification and contribution provisions by us for the benefit of Resource America and its affiliates and representatives and, in limited situations, by Resource America for the benefit of us and any underwriters with respect to the information included in any registration statement, prospectus or related document.

         Transfer. Resource America may transfer shares covered by the registration rights agreement and the holders of such transferred shares will be entitled to the benefits of the registration rights agreement, provided that each such transferee agrees to be bound by the terms of the registration rights agreement.

         Duration. The registration rights under the registration rights agreement will remain in effect with respect to Resource America's shares of our common stock until:

         o the shares have been sold pursuant to an effective registration statement under the Securities Act;

         o the shares have been sold to the public pursuant to Rule 144 under the Securities Act (or any successor provision);

         o the shares have been otherwise transferred, new certificates for them not bearing a legend restricting further transfer have been delivered by our company, and subsequent public distribution of the shares does not require registration or qualification of them under the Securities Act or any similar state law;

         o    the shares have ceased to be outstanding; or

         o in the case of shares held by a transferee of Resource America, when the shares become eligible for sale pursuant to Rule 144(k) under the Securities Act (or any successor provision).

TAX MATTERS AGREEMENT

         Allocation of Taxes. The tax matters agreement governs the respective rights, responsibilities, and obligations of Resource America and us after our initial public offering with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.

         In general, under the tax matters agreement:

         o Resource America is responsible for any U.S. federal income taxes of the affiliated group for U.S. federal income tax purposes of which Resource America is the common parent. With respect to any periods beginning after our initial public offering, we are responsible for any U.S. federal income taxes attributable to us or any of our subsidiaries.

         o Resource America is responsible for any U.S. state or local income taxes reportable on a consolidated, combined or unitary return that includes Resource America or one of its subsidiaries, on the one hand, and us or one of our subsidiaries, on the other hand. However, in the event that we or one of our subsidiaries are included in such a group for U.S. state or local income tax purposes for periods (or portions thereof) beginning after the date of our initial public offering, we are responsible for our portion of such income tax liability as if we and our subsidiaries had filed a separate tax return that included only us and our subsidiaries for that period (or portion of a period).

         o Resource America is responsible for any U.S. state or local income taxes reportable on returns that include only Resource America and its subsidiaries (excluding us and our subsidiaries), and we are responsible for any U.S. state or local income taxes filed on returns that include only us and our subsidiaries.

         o Resource America and we are each responsible for any non-income taxes attributable to our business for all periods.

         Resource America is primarily responsible for preparing and filing any tax return with respect to the Resource America affiliated group for U.S. federal income tax purposes and with respect to any consolidated, combined or unitary group for U.S. state or local income tax purposes that includes Resource America or any of its subsidiaries. We generally are responsible for preparing and filing any tax returns that include only us and our subsidiaries.

         We generally have exclusive authority to control tax contests with respect to tax returns that include only us and our subsidiaries. Resource America generally has exclusive authority to control tax contests related to any tax returns of the Resource America affiliated group for U.S. federal income tax purposes and with respect to any consolidated, combined or unitary group for U.S. state or local income tax purposes that includes Resource America or any of its subsidiaries.

         Disputes arising between Resource America and us relating to matters covered by the tax matters agreement are subject to resolution through specific dispute resolution provisions described in the tax matters agreement.

         The tax matters agreement also assigns responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations or similar proceedings. In addition, the tax matters agreement provides for cooperation and information sharing with respect to taxes.

         Preservation of the Tax-free Status of the Distribution. Resource America and we intend the distribution to qualify as a reorganization pursuant to which no gain or loss is recognized by Resource America or its stockholders for federal income tax purposes under Sections 355, 368(a)(1)(D) and related provisions of the Internal Revenue Code. For the distribution to be tax-free to Resource America and its stockholders, Resource America must, among other things, own at least 80% of our voting power and at least 80% of any non-voting stock at the time of the distribution. Resource America intends to seek a ruling from the Internal Revenue Service and/or an opinion from its outside tax advisor to the effect that the distribution will be tax-free to it and its stockholders. Because the Internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, Resource America may be unable to obtain such a ruling. If such a ruling is not obtained, we do not expect Resource America to complete the distribution. We have agreed to certain restrictions that are intended to preserve the tax-free status of the distribution, including restrictions on our:

         o issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements); and

         o    sales of assets outside the ordinary course of business.

        We have generally agreed to indemnify Resource America and its affiliates against any and all tax-related liabilities that may be incurred by them relating to the distribution to the extent such liabilities are caused by our actions. This indemnification applies even if Resource America has permitted us to take an action that would otherwise have been prohibited under the tax-related covenants as described above.

TRANSITION SERVICES AGREEMENT

        The transition services agreement governs the provision by Resource America to us and by us to Resource America of support services, such as:

         o    cash management and debt service administration;

         o    accounting and tax;

         o    investor relations;

         o    payroll and human resources administration;

         o    legal;

         o    information technology;

         o    data processing;

         o    real estate management; and

         o    other general administrative functions.

        We and Resource America will pay each other a fee for these services equal to our respective costs in providing them. The fee will be payable monthly in arrears, 15 days after the close of each month. We have also agreed to pay or reimburse each other for any out-of-pocket payments, costs and expenses associated with these services.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered subsequent to our initial public offering for the audit of our annual financial statements for the fiscal year ended September 30, 2004 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during such fiscal year were $275,800.

AUDIT-RELATED FEES

         The aggregate fees billed by Grant Thornton LLP for audit-related services were $135,200 for the fiscal year ended September 30, 2004 and primarily related to services rendered in connection with our initial public offering.

TAX FEES

         Grant Thornton LLP billed no fees for tax services rendered to us for the fiscal year ended September 30, 2004.

ALL OTHER FEES

         Grant Thornton LLP billed no fees for other services rendered to us for the fiscal year ended September 30, 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee, on at least an annual basis, reviews audit and non-audit services performed by Grant Thornton, LLP as well as the fees charged by Grant Thornton, LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services and fees were pre-approved during fiscal 2004.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

         (A) (1) FINANCIAL STATEMENTS

                 Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at September 30, 2004 and 2003 Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002 Consolidated Statements of Comprehensive Income for the years ended September 30, 2004,
                     2003 and 2002
                 Consolidated Statements of Changes in Stockholders' Equity for
                     the years ended September 30, 2004, 2003 and 2002
                 Consolidated Statements of Cash Flows for the years ended
                     September 30, 2004, 2003 and 2002
                 Notes to Consolidated Financial Statements - September 30, 2004

             (2) FINANCIAL STATEMENT SCHEDULES

             (3) EXHIBITS:

                 Exhibit No.    Description
                 -----------    -----------

                     3.1        Amended and Restated Certificate of
                                Incorporation.(1)
                     3.2        Amended and Restated Bylaws.(1)
                    10.1 Credit Agreement among Atlas America, Inc., Resource America, Inc., Wachovia Bank, National Association, and other banks party thereto, dated March 12, 2004.(2)
                    10.1(a) First Amendment to Credit Agreement, dated July 10, 2004.(3)
                    10.1(b) Second Amendment to Credit Agreement, dated September 10, 2004.(4)
                    10.2        Stock Incentive Plan.(3)
                    10.3 Credit Agreement among Atlas Pipeline Partners, L.P., Wachovia Bank, National Association, and the other parties thereto, dated July 16, 2004.(3)
                    10.5 Master Separation and Distribution Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.(3)
                    10.6 Registration Rights Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.(3)
                    10.7 Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.(3)
                    10.8 Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004.(3)
                    10.9 Employment Agreement for Edward E. Cohen dated May 14, 2004.(3)
                    21.1        Subsidiaries of Atlas America, Inc.
                    31.1        Rule 13(a)-14(a)/15d-14(a) Certification.
                    31.2        Rule 13(a)-14(a)/15d-14(a) Certification.
                    32.1        Section 1350 Certification.
                    32.2        Section 1350 Certification.


                ----------------
                  (1) Previously filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2004.
                  (2)      Previously filed as an exhibit to our registration
                           statement on Form S-1 on March 17, 2004.
                  (3)      Previously filed as an exhibit to our Form 10-Q for
                           the quarter ended June 30, 2004.
                  (4) Previously filed as an exhibit to our Form 8-K dated September 10, 2004.

(B) REPORTS ON FORM 8-K

    o Item 5, dated July 1, 2004, filed July 1, 2004.

    o Item 5, dated July 13, 2004, filed July 14, 2004.

    o Items 2 and 7, dated July 16, 2004, filed August 2, 2004.

    o Items 8.01 and 9.01, dated August 24, 2004, filed August 26, 2004.

    o Item 9.01, dated July 16, 2004, filed September 7, 2004, including:

      o The balance sheets of Spectrum Field Services, Inc. as of December 31, 2003 and 2002, the related statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003 and the related notes, together with the report of the independent registered public accounting firm, and the unaudited interim balance sheet as of March 31, 2004, the unaudited interim statements of operations and accumulated deficit, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three months ended March 31, 2004 and 2003 and the related notes.

      o The unaudited pro forma balance sheet of Atlas America, Inc. as of March 31, 2004, statement operations for the year ended December 31, 2003 and the three months ended March 31, 2004 and the related notes.

    o Items 1.01 and 9.01, dated September 10, 2004, filed September 10, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ATLAS AMERICA, INC.
                                     (REGISTRANT)

Date:  December 28, 2004             By:   /s/ Edward E. Cohen
                                           -------------------
                                           Edward E. Cohen
                                           Chairman, Chief Executive Officer
                                           and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Edward E. Cohen
------------------------
Edward E. Cohen                    Chairman, Chief Executive Officer and President              December 28, 2004


/s/ Jonathan Z. Cohen
------------------------
Jonathan Z. Cohen                  Vice Chairman and Director                                   December 28, 2004


/s/ Freddie M. Kotek
------------------------
Freddie M. Kotek                   Executive Vice President and Chief Financial Officer         December 28, 2004


/s/ Nancy J. McGurk
------------------------
Nancy J. McGurk                    Senior Vice President and Chief Accounting Officer           December 28, 2004


/s/ Carlton M. Arrendell
------------------------
Carlton M. Arrendell               Director                                                     December 28, 2004


/s/ William R. Bagnell
------------------------
William R. Bagnell                 Director                                                     December 28, 2004


/s/ Donald W. Delson
------------------------
Donald W. Delson                   Director                                                     December 28, 2004


/s/ Nicholas A. DiNubile
------------------------
Nicholas A. DiNubile               Director                                                     December 28, 2004


/s/ Dennis A. Holtz
------------------------
Dennis A. Holtz                    Director                                                     December 28, 2004