Form 10-Q
period 2004-12-31
ATLAS AMERICA INC
filed 2005-02-09
CIK 1279228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission file number: 333-112653


                               ATLAS AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                           51-0404430
--------                                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

311 ROUSER ROAD
MOON TOWNSHIP, PA                                                       15108
-----------------                                                       -----
(Address of principal executive offices)                           (Zip code)

       Registrant's telephone number, including area code: (412) 262-2830

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

The number of outstanding shares of the registrant's common stock on February 1, 2005 was 13,333,333 shares.

                                               ATLAS AMERICA, INC.
                                      INDEX TO QUARTERLY REPORT ON FORM 10-Q




                                                                                                            PAGE
                                                                                                            ----
PART I           FINANCIAL INFORMATION

   Item 1.       Financial Statements (unaudited)
                 Consolidated Balance Sheets - December 31, and September 30, 2004.....................        3
                 Consolidated Statements of Income Three Months Ended December 31, 2004 and 2003.......        4
                 Consolidated Statement of Changes in Stockholders' Equity
                      Three Months Ended December 31, 2004.............................................        5
                 Consolidated Statements of Cash Flows
                      Three Months Ended December 31, 2004 and 2003....................................        6
                 Notes to Consolidated Financial Statements - December 31, 2004........................   7 - 17
   Item 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations........................................................  18 - 26
   Item 3.       Quantitative and Qualitative Disclosures about Market Risk............................  26 - 28
   Item 4.       Controls and Procedures...............................................................       28

PART II          OTHER INFORMATION
   Item 6.       Exhibits..............................................................................  29 - 30

SIGNATURES.............................................................................................       31

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                          ATLAS AMERICA, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share data)


                                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                                2004            2004
                                                                              --------        --------
                                                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents...........................................     $ 29,159        $ 29,192
     Accounts receivable.................................................       28,561          24,113
     Prepaid expenses....................................................        3,571           2,433
                                                                              --------        --------
         Total current assets............................................       61,291          55,738

Property and equipment, net..............................................      325,033         313,091
Other assets, net........................................................        8,030           7,955
Intangible assets, net...................................................        7,010           7,243
Goodwill, net of accumulated amortization of $4,532......................       37,470          37,470
                                                                              --------        --------
                                                                              $438,834        $421,497
                                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt...................................     $  2,621        $  3,401
     Accounts payable....................................................       28,138          20,869
     Liabilities associated with drilling contracts......................       52,610          29,375
     Accrued producer liabilities........................................       10,881           8,815
     Accrued liabilities.................................................       12,823          14,767
                                                                              --------        --------
         Total current liabilities.......................................      107,073          77,227

Long-term debt...........................................................       59,966          82,239
Advance from parent......................................................        5,341          10,413
Deferred tax liability...................................................       22,828          21,442
Other liabilities........................................................        6,340           6,949

Minority interest .......................................................      135,040         132,224

Commitments and contingencies............................................            -               -

Stockholders' equity:
    Preferred stock, $0.01 par value: 1,000,000 authorized shares........            -               -
    Common stock, $0.01 par value:  49,000,000 authorized shares ........          133             133
    Additional paid-in capital...........................................       75,584          75,584
    Accumulated other comprehensive loss.................................         (202)         (2,553)
    Retained earnings....................................................       26,731          17,839
                                                                              --------        --------
         Total stockholders' equity......................................      102,246          91,003
                                                                              --------        --------
                                                                              $438,834        $421,497
                                                                              ========        ========


           See accompanying notes to consolidated financial statements

                                            ATLAS AMERICA, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                                   (in thousands, except per share data)
                                                (unaudited)


                                                                                     THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                   -----------------------
                                                                                    2004            2003
                                                                                   -------         -------
   REVENUES
   Well drilling.............................................................      $30,558         $21,959
   Gas and oil production....................................................       14,659          10,196
   Gathering, transmission and processing....................................       43,782           1,599
   Well services.............................................................        2,248           1,937
                                                                                   -------         -------
                                                                                    91,247          35,691

   COSTS AND EXPENSES
   Well drilling.............................................................       26,573          19,095
   Gas and oil production and exploration....................................        1,802           1,685
   Gathering, transmission and processing....................................       35,680             596
   Well services.............................................................        1,191           1,041
   General and administrative................................................        1,873             911
   Depreciation, depletion and amortization..................................        5,872           3,245
                                                                                   -------         -------
                                                                                    72,991          26,573

   OPERATING INCOME..........................................................       18,256           9,118

   OTHER INCOME (EXPENSE)
   Interest expense..........................................................       (1,690)           (487)
   Minority interest in Atlas Pipeline Partners, L.P.........................       (7,220)         (1,271)
   Arbitration settlement, net...............................................        4,446               -
   Other, net................................................................          102             168
                                                                                   -------         -------
                                                                                    (4,362)         (1,590)

   Income from continuing operations before income taxes.....................       13,894           7,528
   Provision for income taxes................................................        5,002           2,635
                                                                                   -------         -------
   NET INCOME................................................................      $ 8,892         $ 4,893
                                                                                   =======         =======

   NET INCOME PER COMMON SHARE - BASIC
     Net income per common share - basic.....................................      $  0.67         $  0.46
                                                                                   =======         =======
     Weighted average common shares outstanding..............................       13,333          10,688
                                                                                   =======         =======

   NET INCOME PER COMMON SHARE - DILUTED
     Net income per common share - diluted...................................      $  0.67         $  0.46
                                                                                   =======         =======
     Weighted average common shares outstanding..............................       13,338          10,688
                                                                                   =======         =======










           See accompanying notes to consolidated financial statements


                                                 ATLAS AMERICA, INC.
                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        THREE MONTHS ENDED DECEMBER 31, 2004
                                          (in thousands, except share data)
                                                     (unaudited)


                                                                              Accumulated
                                                                Additional       Other                      Total
                                             Common Stock         Paid-In    Comprehensive     Retained  Stockholders'
                                           Shares      Amount     Capital    Income (Loss)     Earnings     Equity
                                         ----------    ------     -------    -------------     --------    --------
Balance, October 1, 2004..............   13,333,333    $  133     $75,584       $(2,553)        $17,839    $ 91,003
Other comprehensive income............            -         -           -         2,351               -       2,351
Net income............................            -         -           -             -           8,892       8,892
                                         ----------    ------     -------       -------         -------    --------
Balance, December 31, 2004............   13,333,333    $  133     $75,584       $  (202)        $26,731    $102,246
                                         ==========    ======     =======       =======         =======    ========


































           See accompanying notes to consolidated financial statements

                                               ATLAS AMERICA, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands, except share data)
                                                   (unaudited)


                                                                                        THREE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                      -------------------------
                                                                                        2004             2003
                                                                                      --------         --------

   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................................................   $  8,892         $  4,893
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, depletion and amortization...................................      5,872            3,245
        Amortization of deferred financing costs...................................        310              127
        Non-cash loss on derivative value..........................................        795                -
        Non-cash compensation on long-term incentive plans.........................        416                -
        Minority interest in Atlas Pipeline Partners, L.P..........................      7,220            1,271
        Gain on asset dispositions.................................................        (24)             (19)
        Property impairments and abandonments......................................          -                6
        Deferred income taxes......................................................        725            2,635
   Changes in operating assets and liabilities.....................................     29,219           22,547
                                                                                      --------         --------
   Net cash provided by operating activities.......................................     53,425           34,705

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................    (16,882)         (10,807)
   Proceeds from sale of assets....................................................         35               43
   Increase in other assets........................................................       (327)            (697)
                                                                                      --------         --------
   Net cash used in investing activities...........................................    (17,174)         (11,461)

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings......................................................................     27,502           23,000
   Principal payments on debt......................................................    (50,556)         (35,014)
   Payments to parent..............................................................     (9,349)         (18,516)
   Distributions paid to minority interests of Atlas Pipeline Partners, L.P........     (3,839)          (1,682)
   Increase in other assets........................................................        (42)             (25)
                                                                                      --------         --------
   Net cash used in financing activities...........................................    (36,284)         (32,237)

   Decrease in cash and cash equivalents...........................................        (33)          (8,993)
   Cash and cash equivalents at beginning of period................................     29,192           25,372
                                                                                      --------         --------
   Cash and cash equivalents at end of period......................................   $ 29,159         $ 16,379
                                                                                      ========         ========



           See accompanying notes to consolidated financial statements

                               ATLAS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (unaudited)

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Atlas America, Inc. ("the Company") which is an 80.2% owned subsidiary of Resource America, Inc. ("Resource America"). The Company's subsidiaries are all wholly owned except for Atlas Pipeline Partners, L.P. ("Atlas Pipeline"). Atlas Pipeline is a master limited partnership in which the Company had a 24% interest and 39% interest at December 31, 2004 and 2003, respectively.

         The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of December 31, 2004 and for the three months ended December 31, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three months ended December 31, 2004 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2005.

         Certain reclassifications have been made to the consolidated financial statements as of September 30, 2004 and for the three months ended December 31, 2003 to conform to the presentation as of and for the three months ended December 31, 2004.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

        Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the quarterly report included herein.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

       In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (R) (revised 2004) Share-Based Payment, which is a revision of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes Accounting Principal Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards (SFAS) No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements. Statement 123 (R) is effective for the Company beginning July 1, 2005. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004
                                   (unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - (CONTINUED)

         In December 2004, the Emerging Issues Task Force ("EITF") of the FASB released Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." The equity method of accounting should be applied only when the investment is in common stock or insubstance common stock. This pronouncement is effective for fiscal years beginning after September 15, 2004. The adoption of this pronouncement did not have an effect on the Company's financial condition or results of operations.


         In December 2004, the EITF released Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The release provides guidance for evaluating whether an investment is other-than-temporarily impaired for reporting periods beginning after June 15, 2004. The adoption of this pronouncement did not have an effect on the Company's financial condition or results of operations.


STOCK-BASED COMPENSATION

         The Company accounts for its employees' participation in the stock option plans of its ultimate parent, Resource America, in accordance with the provisions of APB No. 25 and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted the disclosure requirements of SFAS No. 123, as amended by the required disclosures of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

          SFAS 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted after June 30, 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004
                                   (unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

STOCK-BASED COMPENSATION - (CONTINUED)

         No stock-based employee compensation cost is reflected in net income of the Company, as all options granted under those plans had an exercise price equal to the market value of the underlying Resource America common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data).

                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                   ------------------
                                                                                    2004        2003
                                                                                   ------      ------
   Net income, as reported...................................................      $8,892      $4,893
   Stock-based employee compensation expense reported in net income,
      net of tax.............................................................           -           -

   Less total stock-based employee compensation expense determined under
      the fair value-based method for all awards, net of income taxes........        (136)        (80)
                                                                                   ------      ------
   Pro forma net income......................................................      $8,756      $4,813
                                                                                   ======      ======
   Net income per common share:
      Basic - as reported....................................................      $  .67      $  .46
      Basic - pro forma......................................................      $  .66      $  .45
      Diluted - as reported..................................................      $  .67      $  .46
      Diluted - pro forma....................................................      $  .66      $  .45


SUPPLEMENTAL CASH FLOW INFORMATION

         The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

         Supplemental disclosure of cash flow information (in thousands):

                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                   ------------------
                                                                                    2004        2003
                                                                                   ------      ------
Cash paid during the period for:
    Interest.................................................................      $1,635      $  406
    Income taxes.............................................................      $    -      $    -

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004
                                   (unaudited)

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income" and for the Company include only changes in the fair value, net of taxes, of unrealized hedging gains and losses (in thousands).

                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                   ------------------
                                                                                    2004        2003
                                                                                   -------     ------
   Net income................................................................      $ 8,892     $4,893
   Other comprehensive loss:
     Unrealized gain on natural gas futures and
        options contracts, net of taxes of $1,351............................        2,402          -
     Less: reclassification adjustment for losses realized
        in net income, net of taxes of $29...................................          (51)         -
                                                                                   -------     ------
                                                                                     2,351          -
                                                                                   -------     ------
   Comprehensive income......................................................      $11,243     $4,893
                                                                                   =======     ======

NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings per share - diluted is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and dilutive potential shares issuable during the period. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of the Company's stock option plan over the number of such shares that could have been reacquired (at the weighted average price of shares during the period) with the proceeds received from the exercise of the options.

         The following table presents a reconciliation of the components used in the computation of net income per common share-basic and net income per common share-diluted (in thousands):

                                                                                    THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                   -------------------
                                                                                     2004       2003
                                                                                   -------     -------
   Net income................................................................      $ 8,892     $ 4,893
                                                                                   =======     =======

   Weighted average common shares outstanding-basic..........................       13,333      10,688
   Dilutive effect of stock option and award plan............................            5           -
                                                                                   -------     -------
   Weighted average common shares-diluted....................................       13,338      10,688
                                                                                   =======     =======

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004
                                   (unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS

           Atlas Pipeline through its subsidiary, Atlas Pipeline Mid-Continent, LLC ("APLMC"), acquired and/or entered into certain financial swap and option instruments that are classified as cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." APLMC entered into these instruments to hedge the forecasted natural gas, natural gas liquids and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, natural gas liquids and condensate is sold. Under these swap agreements, APLMC receives a fixed price and pays a floating price based on certain indices for the relevant contract period. The options fix the price for APLMC within the puts purchased and calls sold.

         Derivatives are recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in stockholders' equity as Other Comprehensive Income and reclassified to earnings as such transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. At December 31, 2004, APLMC reflected an unrealized net pre-tax commodity hedging loss on its Balance Sheet of $2.6 million. Of the $2.6 million unrealized pre-tax loss at December 31, 2004, $1.9 million of losses will be reclassified to earnings over the next twelve month period and $708,000 in later periods, if future prices remained constant. Actual amounts that will be reclassified will vary as a result of future changes in prices. The Company recognized a gain of $24,000 related to these hedging instruments in the three months ended December 31, 2004. Ineffective gains or losses are recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. A hedging gain of $440,000 resulting from ineffective hedges is included in income for the three months ended December 31, 2004.

         A portion of the Company's future natural gas sales is periodically hedged through the use of swap and collar contracts. Realized gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to gas revenue.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004
                                   (unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS - (CONTINUED)

         As of December 31, 2004, Atlas Pipeline had the following natural gas liquids, natural gas, and crude oil volumes hedged.

NATURAL GAS LIQUIDS FIXED - PRICE SWAPS
        Production                                                        Average             Fair Value
          Period                                    Volumes             Fixed Price          Liability(2)
     ---------------                               ----------          ------------         --------------
     (calendar year)                               (gallons)           (per gallon)         (in thousands)
           2005                                    12,564,000             $  0.550          $      (1,208)
           2006                                     6,804,000                0.575                   (500)
                                                                                            -------------
                                                                                            $      (1,708)
                                                                                            =============

NATURAL GAS FIXED - PRICE SWAPS
        Production                                                        Average             Fair Value
          Period                                    Volumes             Fixed Price          Liability(3)
     ---------------                               ----------          ------------         --------------
     (calendar year)                                  (MMBTU)(1)        (per MMBTU)         (in thousands)
           2005                                       970,000             $  6.187          $         (71)
           2006                                       450,000                5.920                   (172)
                                                                                            -------------
                                                                                            $        (243)
                                                                                            =============

CRUDE OIL FIXED - PRICE SWAPS
        Production                                                        Average             Fair Value
          Period                                    Volumes             Fixed Price          Liability (3)
     ---------------                               ----------          ------------         --------------
     (calendar year)                               (barrels)           (per barrel)         (in thousands)
           2006                                      18,000               $ 38.767          $         (36)
                                                                                            =============

CRUDE OIL OPTIONS
       Production                                                         Average             Fair Value
         Period            Option Type              Volumes            Strike Price         Liability (3)
     ---------------     ---------------           ----------          ------------         --------------
     (calendar year)                                (barrels)          (per barrel)         (in thousands)
          2005           Puts purchased              75,000               $  30.00          $           -
          2005           Calls sold                  75,000                  34.30                   (640)
                                                                                            -------------
                                                                                            $        (640)
                                                                                            =============
                                                                         Total liability    $      (2,627)
                                                                                            =============

---------------------------
(1)    MMBTU means Million British Thermal Units.
(2) Fair value based on APLMC internal model which forecasts forward natural gas liquid prices as a function of forward NYMEX natural gas and light crude prices.
(3) Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004
                                   (unaudited)


NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                                  DECEMBER 31,  SEPTEMBER 30,
                                                                                     2004           2004
                                                                                   --------       --------
Mineral interests:
    Proved properties........................................................      $  2,544       $  2,544
    Unproved properties......................................................         1,002          1,002
Wells and related equipment..................................................       195,947        184,046
Pipeline and compression facilities..........................................       168,715        163,302
Rights-of-way................................................................        14,128         14,702
Land, building and improvements..............................................         7,537          7,213
Support equipment............................................................         3,098          2,902
Other........................................................................         4,465          4,227
                                                                                   --------       --------
                                                                                    397,436        379,938
Accumulated depreciation, depletion and amortization:
    Oil and gas properties...................................................       (68,785)       (63,551)
    Other....................................................................        (3,618)        (3,296)
                                                                                   --------       --------
                                                                                    (72,403)       (66,847)
                                                                                   --------       --------
                                                                                   $325,033       $313,091
                                                                                   ========       ========

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

         The Company accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, "Accounting for Asset Retirement Obligations."

         A reconciliation of the Company's liability for well plugging and abandonment costs is as follows (in thousands):

                                                                                     THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                   -----------------------
                                                                                     2004           2003
                                                                                   --------       --------
   Asset retirement obligations, beginning of period.........................      $  4,888       $  3,131
   Liabilities incurred......................................................           650             30
   Liabilities settled.......................................................            (4)           (28)
   Accretion expense.........................................................            84             47
                                                                                   --------       --------
   Asset retirement obligations, end of period...............................      $  5,618       $  3,180
                                                                                   ========       ========

         The above accretion expense is included in depreciation, depletion and amortization expense in the Company's consolidated statements of income and the asset retirement obligation liabilities are included in other liabilities in the Company's consolidated balance sheets.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004
                                   (unaudited)


NOTE 8 - INCOME TAXES

         The Company is included in the consolidated federal income tax return of Resource America. Income taxes are calculated as if the Company had filed a return on a separate company basis. The Company records deferred tax assets and liabilities, as appropriate, to account for the estimated future tax effects attributable to temporary differences between the financial statement and tax bases of assets and liabilities and operating loss carryforwards, using currently enacted tax rates. The deferred tax provision or benefit each year represents the net change during that year in the deferred tax asset and liability balances. Separate company state tax returns are filed in those states in which the Company is registered to do business.


NOTE 9 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

OTHER ASSETS

         The following table provides information about other assets (in thousands):

                                                                                  DECEMBER 31,  SEPTEMBER 30,
                                                                                     2004           2004
                                                                                   --------       --------
Deferred financing costs, net of accumulated amortization of
    $1,390 and $1,080.......................................................       $  4,436       $  4,704
Investments.................................................................          2,146          2,166
Other.......................................................................          1,448          1,085
                                                                                   --------       --------
                                                                                   $  8,030       $  7,955
                                                                                   ========       ========

         Deferred financing costs are amortized over the terms of the related loan agreements.

INTANGIBLE ASSETS

         Intangible assets consist of partnership management and operating contracts acquired through acquisitions and recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on a declining balance or straight-line methods over their respective estimated lives, ranging from five to thirteen years. Amortization expense for the three months ended December 31, 2004 and 2003 was $233,000 and $265,000, respectively. The aggregate estimated annual amortization expense is approximately $848,000 for each of the succeeding five-years ended December 31.

         The following table provides information about intangible assets (in thousands):

                                                                                  DECEMBER 31,  SEPTEMBER 30,
                                                                                     2004           2004
                                                                                   --------       --------
Partnership management and operating contracts..............................       $ 14,343       $ 14,343
Accumulated amortization....................................................         (7,333)        (7,100)
                                                                                   --------       --------
Intangible assets, net......................................................       $  7,010       $  7,243
                                                                                   ========       ========

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004
                                   (unaudited)


NOTE 10 - DEBT

         Total debt consists of the following at the dates indicated (in thousands):

                                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                                     2004           2004
                                                                                   --------       --------
Revolving credit facilities.................................................       $ 17,750       $ 25,000
Term loan...................................................................         44,250         60,000
Other debt..................................................................            587            640
                                                                                   --------       --------
                                                                                     62,587         85,640
Less current maturities.....................................................          2,621          3,401
                                                                                   --------       --------
                                                                                   $ 59,966       $ 82,239
                                                                                   ========       ========

         Annual debt principal payments over the next five years ending December 31 are as follows (in thousands):

                      2005.....................................    $     2,621
                      2006.....................................          2,361
                      2007.....................................         10,060
                      2008.....................................         12,256
                      2009.....................................         35,289


NOTE 11 -ACQUISITION OF SPECTRUM BY ATLAS PIPELINE

         On July 16, 2004, Atlas Pipeline acquired Spectrum Field Services, Inc. (which changed its name to Atlas Pipeline Mid-Continent, LLC) for approximately $142.4 million. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141 "Business Combinations." Atlas Pipeline is in the process of evaluating certain estimates made in the purchase price and related allocations; thus, the purchase price and allocations are both subject to adjustment. The following summarized unaudited pro forma consolidated income statement information for the three months ended December 31, 2003 assumes that the acquisition occurred as of October 1, 2003. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if Atlas Pipeline had completed this acquisition as of the periods shown below or the results that will be attained in the future. The amounts presented below are in thousands, except per share amounts:

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004
                                   (unaudited)


NOTE 11 -ACQUISITION OF SPECTRUM BY ATLAS PIPELINE - (CONTINUED)

                                                                             Three Months Ended
                                                                              December 31, 2003
                                                                      -------------------------------------
                                                                                   Pro Forma          Pro
                                                                    As Reported    Adjustment        Forma
                                                                    -----------    ----------       -------
Revenues......................................................        $35,691       $22,534         $58,225
Net income....................................................        $ 4,893       $  (465)        $ 4,428
Net income per common share - basic...........................        $   .46       $  (.05)        $   .41
Weighted average common shares - outstanding..................         10,688             -          10,688
Net income per common share - diluted.........................        $   .46       $  (.05)        $   .41
Weighted average common shares................................         10,688             -          10,688

         Significant pro forma adjustments include revenues and costs and expenses for the period prior to Atlas Pipeline's acquisition, interest and depreciation expenses and the elimination of income taxes.


NOTE 12 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

         Operating segment data for the periods indicated are as follows:


THREE MONTHS ENDED DECEMBER 31, 2004 (in thousands):

                                 Revenues                              Depreciation,                            Other
                                   from                                  depletion                           significant
                                  external    Interest    Interest         and              Segment             items:
                                 customers     income      expense     amortization      profit (loss)      Segment assets
                                 ---------    --------     ------      ------------      -------------      --------------
Well drilling                     $30,558     $      -     $    -      $          -         $ 3,678            $  9,006
Production and exploration         14,659            -          -             2,804          10,113             185,347
Mid- Continent                     42,061            -          8             2,162           3,648             157,308
Appalachia                          1,721            -          -               545              70              39,351
Other(a)                            2,248          113      1,682               361          (3,615)             47,822
                                  -------     --------     ------      ------------         -------            --------
Total                             $91,247     $    113     $1,690      $      5,872         $13,894            $438,834
                                  =======     ========     ======      ============         =======            ========

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004
                                   (unaudited)


NOTE 12 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (CONTINUED)



THREE MONTHS ENDED DECEMBER 31, 2003 (in thousands):

                                  Revenues                             Depreciation,                            Other
                                    from                                depletion                            significant
                                   external   Interest    Interest         and              Segment             items:
                                  customers    income      expense     amortization      profit (loss)      Segment assets
                                  ---------   --------     -------     ------------      -------------      --------------
Well drilling                     $21,959     $      -     $    -      $      -             $ 2,498            $  7,715
Production and exploration         10,196            -          -         2,210               6,184             149,924
Mid- Continent                          -            -          -             -                   -                   -
Appalachia                          1,599            -          -           505                 138              34,434
Other(a)                            1,937           39        487           530              (1,292)             38,700
                                  -------     --------     ------      --------             -------            --------
Total                             $35,691     $     39     $  487      $  3,245             $ 7,528            $230,773
                                  =======     ========     ======      ========             =======            ========

(a) Includes revenues and expenses from well services which do not meet the quantitative threshold for reporting segment information and general corporate expenses not allocable to any particular segment.


         Segment operating profit (loss) represents total revenues less costs and expenses attributable thereto, including interest and depreciation, depletion and amortization, excluding general corporate expenses.

         The Company's natural gas and natural gas liquids are sold under contract to various purchasers. For the three months ended December 31, 2004, sales to two of APLMC's purchasers accounted for 19% and 12% of the Company's revenues. No other operating segments had revenues from a single customer which exceeded 10% of total revenues.

NOTE 13 - SETTLEMENT OF ALASKA PIPELINE COMPANY ARBITRATION

         In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy, Inc. to purchase all of the stock of Alaska Pipeline Company. In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004, it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline pursued its remedies under the acquisition agreement. In connection with the acquisition, subsequent termination, and settlement of the legal action, Atlas Pipeline incurred costs of approximately $1.1 million in the three months ended December 31, 2004 which are included in arbitration settlement-net on the Company's statement of income. Atlas Pipeline also incurred $3.0 million of costs in the year ended September 30, 2004. On December 30, 2004, Atlas Pipeline entered into an agreement with SEMCO settling all issues and matters related to SEMCO's termination of the sale of Alaska Pipeline Company to Atlas Pipeline and SEMCO paid Atlas Pipeline $5.5 million, also included in arbitration settlement-net.

                               ATLAS AMERICA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2004
                                   (unaudited)


NOTE 14 - BENEFIT PLANS

         Atlas Pipeline has a Long-Term Incentive Plan for officers and non-employee managing board members of its general partner and employees of the general partner, consultants and joint venture partners who perform services for Atlas Pipeline. Atlas Pipeline recognized $401,000 in compensation expense under the plan related to grants of phantom units and their associated distributions in the three months ended December 31, 2004. The fair market value associated with these grants is $2.5 million which will be amortized into expense over the vesting period of the units.

         The Company has a Stock Incentive Plan for employees, consultants and directors of the Company and its affiliates, in which a maximum of 1,333,333 shares are reserved for issuance. In May 2004, 4,835 deferred units representing a right to receive a share of common stock over a 4-year vesting period (at an average price at the date of grant of $15.50 per unit) were awarded to non-employee directors of the Company under this plan. The fair value of the grants awarded ($75,000 in total) will be charged to operations over the vesting period. Units will vest sooner upon a change of control of the Company or death or disability of a grantee, except that no units can vest before the date our spin-off from Resource America is completed or abandoned. Upon termination of service by a grantee, all unvested units are forfeited.

         In May 2004, the Company entered into an employment agreement with the Chairman of its Board pursuant to which the Company has agreed to provide him with a supplemental employment retirement plan ("SERP") and with certain financial benefits upon termination of his employment. During the three months ended December 31, 2004, operations were charged $39,000 with respect to this commitment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

         WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES" "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1, UNDER THE CAPTION "RISK FACTORS", IN OUR ANNUAL REPORT ON FORM 10-K FOR FISCAL 2004. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


OVERVIEW OF THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

         During the three months ended December 31, 2004, our operations continued to grow as we increased our total assets, revenues, number of wells drilled and number of wells operated.

         Our gross revenues depend, to a significant extent, on the price of natural gas and oil which can fluctuate significantly. We seek to balance this volatility with the more stable net income from our well drilling and well servicing operations which are principally fee-based. Our well drilling operations' gross margin was $4.0 million and $2.9 million for the three months ended December 31, 2004 and 2003, respectively. Our gathering, transmission and processing gross margin was $8.1 million and $1.0 million for the three months ended December 31, 2004 and 2003, respectively.

         Our business strategy for increasing our reserve base includes acquisitions of undeveloped properties or companies with significant amounts of undeveloped property. However, as a result of our agreements with Resource America, Inc., our ultimate parent, relating to its proposed tax-free distribution to its stockholders of the stock it owns in us, we will be limited in our ability to issue voting securities, non-voting securities or convertible debt and in making acquisitions or entering into mergers or other business combinations that would jeopardize the tax-free status of the distribution until such time that Resource America completes the spin-off or informs us that it will not complete the distribution. At December 31, 2004, we had $65.6 million available under our credit facility, which could be employed to finance such acquisitions.

         Our financial condition and results of operations have been affected by initiatives taken by Atlas Pipeline Partners, L.P. In fiscal 2004, Atlas Pipeline completed two public offerings of its common units, realizing $92.7 million of offering proceeds, net of expenses. The principal financial effect of these offerings was an increase to the minority interest in our financial statements.

         In July 2004, Atlas Pipeline acquired Spectrum Field Services, Inc. (which changed its name to Atlas Pipeline Mid-Continent, LLC ("APLMC") for approximately $142.4 million, including the payment of anticipated taxes due as a result of the transaction. This acquisition significantly increased Atlas Pipeline's size and diversifies the natural gas supply basins in which it operates and the natural gas midstream services it provides to its customers. Spectrum was a privately owned natural gas gathering and processing company headquartered in Tulsa, Oklahoma.

PROPOSED SPIN-OFF BY RESOURCE AMERICA

           Resource America has advised us that it intends to spin-off its remaining ownership interest in us to its common stockholders by means of a tax free distribution of all of our common stock owned by it. Resource America has sole discretion if and when to complete the distribution and its terms, and does not intend to complete the distribution unless it receives a ruling from the Internal Revenue Service and/or an opinion from its tax counsel as to the tax-free nature of the distribution to Resource America and its stockholders for U.S. federal income tax purposes. The Internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, so there is significant uncertainty as to whether Resource America will be able to obtain such a ruling. Because of this uncertainty and the fact that the timing and completion of the distribution is in Resource America's sole discretion, we cannot assure you that the distribution will occur.

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

SETTLEMENT OF ALASKA PIPELINE COMPANY ARBITRATION

         In September 2003, Atlas Pipeline entered into an agreement with SEMCO Energy, Inc. to purchase all of the stock of Alaska Pipeline Company. In order to complete the acquisition, Atlas Pipeline needed the approval of the Regulatory Commission of Alaska. The Regulatory Commission initially approved the transaction, but on June 4, 2004 it vacated its order of approval based upon a motion for clarification or reconsideration filed by SEMCO. On July 1, 2004, SEMCO sent Atlas Pipeline a notice purporting to terminate the transaction. Atlas Pipeline pursued its remedies under the acquisition agreement. In connection with the acquisition, subsequent termination, and settlement of the legal action, Atlas Pipeline incurred costs of approximately $1.1 million in the three months ended December 31, 2004, which are included in arbitration settlement-net on our statement of income. Atlas Pipeline also incurred and expensed $3.0 million of costs in the year ended September 30, 2004. On December 30, 2004, Atlas Pipeline entered into a settlement agreement with SEMCO settling all issues and matters related to SEMCO's termination of the sale of Alaska Pipeline Company to Atlas Pipeline and SEMCO paid Atlas Pipeline $5.5 million also included in arbitration settlement-net.

RESULTS OF OPERATIONS

WELL DRILLING

         Our well drilling revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for drilling investment partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs, gross profit margins and number of net wells drilled during the periods indicated (dollars in thousands):

                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                   ------------------
                                                                                    2004        2003
                                                                                   ------      ------
   Average drilling revenue per well.........................................      $  224      $  198
   Average drilling cost per well............................................         195         172
                                                                                   ------      ------
   Average drilling gross profit per well....................................      $   29      $   26
                                                                                   ======      ======
   Gross profit margin.......................................................      $3,985      $2,864
                                                                                   ======      ======
   Gross margin percent......................................................          13%         13%
                                                                                   ======      ======
   Net wells drilled.........................................................         136         111
                                                                                   ======      ======

         Our well drilling gross margin was $4.0 million in the three months ended December 31, 2004, an increase of $1.1 million (39%) from $2.9 million in the three months ended December 31, 2003. In the three months ended December 31, 2004, the increase in gross margin was attributable to an increase in the number of wells drilled ($734,000) and an increase in the gross profit per well ($388,000). Since our drilling contracts are on a "cost plus" basis (typically cost plus 15%), an increase in our average cost per well also results in an increase in our average revenue per well. The increase in our average cost per well in the three months ended December 31, 2004 resulted from an increase in the cost of tangible equipment used in the wells. In addition, it should be noted that "Liabilities associated with drilling contracts" on our balance sheet includes $48.7 million of funds raised in our drilling investment programs in late fiscal 2004 and the three months ended December 31, 2004 that had not been applied to drill wells as of December 31, 2004 due to the timing of drilling operations, and thus had not been recognized as well drilling revenue. We expect to recognize this amount as revenue in the remainder of fiscal 2005. Because we raised $52.2 million in the first quarter of fiscal 2005 alone, we anticipate drilling revenues and related costs to be substantially higher in fiscal 2005 than in fiscal 2004.

GAS AND OIL PRODUCTION

         The following table sets forth information relating to our production revenues, production volumes, sales prices, production costs and depletion:

                                                                                   THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                   -------------------
                                                                                    2004         2003
                                                                                   -------      ------
   Production revenues (in thousands):
       Gas (1)...............................................................      $12,697      $9,066
       Oil...................................................................      $ 1,942      $1,123

   Production volume:
       Gas (mcf/day) (1) (2) (4).............................................       20,286      19,479
       Oil (bbls/day) .......................................................          447         453
        Total (mcfe/day) (4) ................................................       22,968      22,197

   Average sales prices:
       Gas (per mcf) (4).....................................................      $  6.80      $ 5.06

       Oil (per bbl) (4).....................................................      $ 47.17      $26.94

   Production costs (3):
       As a percent of production revenues...................................          12%         16%
       Per mcfe (4)..........................................................      $  0.83      $ 0.80


   Depletion per mcfe (4)....................................................      $  1.28      $ 1.08

---------------------------
(1)  Excludes sales of residual gas and sales to landowners.
(2) Our average sales price before the effects of hedging was $6.80 and $5.19 per mcf for the three months ended December 31, 2004 and 2003, respectively.
(3) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance, gathering charges and production overhead.
(4) "Mcf" and "mmcf" means thousand cubic feet and million cubic feet; "mcfe" and "mmcfe" means thousand cubic feet equivalent and million cubic feet equivalent, and "bbls" means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

         Our natural gas revenues were $12.7 million in the three months ended December 31, 2004, an increase of $3.6 million (40%) from $9.1 million in the three months ended December 31, 2003. The increase in the three months ended December 31, 2004 was attributable to an increase in the average sales price of natural gas of 34%, and an increase in the volume of natural gas produced of 4%. The $3.6 million increase in natural gas revenues in the three months ended December 31, 2004 as compared to the prior period consisted of $3.1 million attributable to price increases and $506,000 attributable to volume increases.

         Our oil revenues were $1.9 million in the three months ended December 31, 2004, an increase of $819,000 (73%) from $1.1 million in the three months ended December 31, 2003, which is primarily due to an increase in the average sales price of oil of 75% for the three months ended December 31, 2004. Oil production volumes decreased 1% during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. The $819,000 increase in oil revenues in the three months ended December 31, 2004 as compared to the prior period consisted of $843,000 attributable to price increases, partially offset by $24,000 attributable to volume decreases.

         Our production costs were $1.7 million in the three months ended December 31, 2004, an increase of $113,000 (7%) from $1.6 million in the three months ended December 31, 2003. This increase includes normal operating expenses and coincides with the increased production volumes we realized from an increase in the number of wells we operate. The decrease in production costs as a percent of production revenues in the three months ended December 31, 2004 as compared to December 31, 2003 was a result of an increase in our average sales price which more than offset the slight increase in production costs per mcfe.

GATHERING, TRANSMISSION AND PROCESSING

         Our gathering, transmission and processing revenues were $43.8 million in the three months ended December 31, 2004, of which $42.1 million was associated with the operations of APLMC which was acquired on July 16, 2004.

         Our gathering, transmission and processing expenses were $35.7 million, of which $35.1 million were associated with the operations of APLMC.

WELL SERVICES

         Our well services revenues were $2.2 million in the three months ended December 31, 2004, an increase of $311,000 (16%) from $1.9 million in the three months ended December 31, 2003. The increase resulted from an increase in the number of wells operated for our investment partnerships due to additional wells drilled in the twelve months ended December 31, 2004.

         Our well services expenses were $1.2 million in the three months ended December 31, 2004, an increase of $150,000 (14%) from $1.0 million in the three months ended December 31, 2003. The increase was attributable to an increase in wages and benefits associated with the increase in the number of wells we operate for our investment partnerships.

OTHER REVENUES, COSTS AND EXPENSES

         Our general and administrative expenses were $1.9 million in the three months ended December 31, 2004, an increase of $962,000 from $911,000 for the three months ended December 31, 2003. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services. These expenses are partially offset by reimbursements we receive from our drilling investment partnerships. The increase in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 is attributable principally to the following:

         o general and administrative expenses related to our APLMC operations were $601,000 in the three months ended December 31, 2004; we acquired APLMC on July 16, 2004; and

         o costs associated with Atlas Pipeline's long-term incentive plan were $401,000 in the three months ended December 1, 2004; there were no such expenses in the prior year period.


         Our depletion of oil and gas properties as a percentage of oil and gas revenues was 18% in the three months ended December 31, 2004 compared to 22% in the three months ended December 31, 2003. Depletion expense per mcfe was $1.28 in the three months ended December 31, 2004, an increase of $.20 per mcfe (19%) from $1.08 per mcfe in the three months ended December 31, 2003. Increases in our depletable base and production volumes caused depletion expense to increase $490,000 (22%) to $2.7 million in the three months ended December 31, 2004 compared to $2.2 million in the three months ended December 31, 2003. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, product prices and changes in the depletable cost basis of our oil and gas properties.

         Our interest expense was $1.7 million in the three months ended December 31, 2004, an increase of $1.2 million from $487,000 in the three months ended December 31, 2003. This increase resulted primarily from an increase in outstanding borrowings due to funds borrowed by Atlas Pipeline for the acquisition of APLMC.

         In connection with the acquisition, subsequent termination, and settlement of the legal action, Atlas Pipeline incurred costs of approximately $1.1 million in the three months ended December 31, 2004, which are included in arbitration settlement-net on our statement of income. Atlas Pipeline also incurred $3.0 million of costs in the year ended September 30, 2004. On December 30, 2004, Atlas Pipeline entered into a settlement agreement with SEMCO settling all issues and matters related to SEMCO's termination of the sale of Alaska Pipeline Company to Atlas Pipeline and SEMCO paid Atlas Pipeline $5.5 million also included in arbitration settlement-net.

         During the twelve months ended December 31, 2004, our ownership interest in Atlas Pipeline decreased from 39% to 24% as the result of the completion by Atlas Pipeline of secondary offerings of its common units in April and July 2004. Because we control the operations of Atlas Pipeline, we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline's earnings was $7.2 million for the three months ended December 31, 2004, as compared to $1.3 million for the three months ended December 31, 2003, an increase of $5.9 million. This increase was the result of an increase in the percentage interest of public unitholders and an increase in Atlas Pipeline's net income due to $4.4 million in net arbitration proceeds, the operations of APLMC and increases in transportation rates received. Atlas Pipeline's transportation rates vary, to a significant extent, with the prices of natural gas and natural gas liquids, which, on average, were higher in the three months ended December 31, 2004 than December 31, 2003.

         Our effective tax rate increased to 36% for the three months ended December 31, 2004 as compared to 35% for the three months ended December 31, 2003 as a result of a reduction in statutory depletion benefits relative to increased net income.

LIQUIDITY AND CAPITAL RESOURCES

         General. We fund our exploration and production operations from a combination of cash generated by operations, capital raised through drilling investment partnerships and, if required, use of our credit facility. We fund our gathering, transmission and processing operations, which are conducted through Atlas Pipeline, through a combination of cash generated by operations, Atlas Pipeline's credit facility and the sale of Atlas Pipeline's common units. The following table sets forth our sources and uses of cash (in thousands):

                                                                                    THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                   ---------------------
                                                                                     2004         2003
                                                                                   --------     --------
   Provided by operations....................................................      $ 53,425     $ 34,705
   Used in investing activities..............................................       (17,174)     (11,461)
   Used in financing activities..............................................       (36,284)     (32,237)
                                                                                   --------     --------
   Decrease in cash and cash equivalents.....................................      $    (33)    $ (8,993)
                                                                                   ========     ========

         We had $29.2 million in cash and cash equivalents on hand at both December 31, 2004 and September 30, 2004. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 13.5 to 1.0 in the three months ended December 31, 2004 as compared to 19.1 to 1.0 in the three months ended December 31, 2003. We had working capital deficits of $45.8 million and $21.5 million at December 31, 2004 and September 30, 2004, respectively. The decrease in our working capital reflects an increase in our current assets of $5.6 million, offset by an increase in our current liabilities of $29.8 million. The increase in our current assets is primarily due to an increase in accounts receivable associated with APLMC.

The increase in our current liabilities is primarily due to the following:

         o an increase in accrued expenses of $2.0 million associated with natural gas and liquids, ad valorem taxes and hedging liabilities associated with APLMC;

         o an increase of $23.2 million in the remaining amount of our drilling obligations related to our investment partnerships;

         o an increase of $7.3 million in our trade accounts payable related to an increase in drilling activity associated with our drilling investment partnerships; and

         o an decrease of $1.9 million in other accrued liabilities and $780,000 in the current portion of our debt.

         Our long-term debt (including current maturities) was 62% of our total equity at December 31, 2004 and 94% at September 30, 2004. This decrease is attributable to net repayments on our debt of $23.1 million and an increase in total stockholders' equity of $11.2 million during the three months ended December 31, 2004.

         In September 2004, the borrowing base under our credit facility was increased to $75.0 million. In December 2004, the borrowing base under Atlas Pipeline's revolving credit facility was increased to $90.0 million from $75.0 million as $15.0 million was repaid on the term portion of the facility. At December 31, 2004, we had $65.6 million and $77.7 million available on our credit facility and Atlas Pipeline's credit facility, respectively.

         Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds for our drilling investment partnerships. Net cash provided by operating activities increased $18.7 million in the three months ended December 31, 2004 to $53.4 million from $34.7 million in the three months ended December 31, 2003, substantially as a result of the following:

         o Changes in operating assets and liabilities increased operating cash flow by $6.7 million in the three months ended December 31, 2004, compared to the three months ended December 31, 2003, primarily due to increases during the three months ended December 31, 2004 of accounts payable and accrued liabilities as compared to December 31, 2003. Our level of liabilities is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing of funds raised through our investment partnerships;

         o An increase in net income before depreciation and amortization of $6.8 million in the three months ended December 31, 2004 as compared to the prior year period principally a result of higher natural gas prices and drilling profits;

         o Changes in our deferred tax liability increased cash flow by $1.9 million as compared to the three months ended December 31, 2003; and

         o An increase in minority interest of $5.9 million due to an increase in Atlas Pipeline's earnings and our decreased ownership percentage in Atlas Pipeline.

         Cash flows from investing activities. Cash used in our investing activities increased $5.7 million in the three months ended December 31, 2004 to $17.2 million from $11.5 million in the three months ended December 31, 2003 as a result of the following:

         o Capital expenditures increased $6.1 million due to an increase in the number of wells we drilled.

         o Cash used in other assets decreased by $370,000 as compared to the three months ended December 31, 2003.

         Cash flows from financing activities. Cash used in our financing activities increased $4.1 million in the three months ended December 31, 2004 to $36.3 million from cash used of $32.2 million in the three months ended December 31, 2003, as a result of the following:

         o Repayments of debt to our parent decreased by $9.2 million to $9.3 million in the three months ended December 31, 2004 from $18.5 million in the three months ended December 31, 2003;

         o Net borrowings and principal payments decreased cash flows by $11.0 million in the three months ended December 31, 2004, as compared to the prior year similar period; and

         o Dividends paid to minority interests increased $2.2 million as a result of higher earnings and more common units outstanding for Atlas Pipeline as a result of its fiscal 2004 offering of common units.

Capital Requirements

         During the three months ended December 31, 2004 and 2003, our capital expenditures related primarily to investments in our drilling partnerships and pipeline expansions, in which we invested $16.5 million and $10.2 million, respectively. For the three months ended December 31, 2004 and the remaining quarters of fiscal 2005, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations. We have established two credit facilities to facilitate the funding of our capital expenditures. In September 2004, the borrowing base under our credit facility was increased to $75.0 million from $65.0 million. In December 2004, the borrowing base under Atlas Pipeline's credit facility was increased to $90.0 million from $75.0 million.

         The level of capital expenditures we must devote to our exploration and production operations depends upon the level of funds raised through our drilling investment partnerships. We have budgeted to raise up to $140 million in fiscal 2005 through drilling partnerships. Through the three months ended December 31, 2004 we had raised $52.2 million. We believe cash flows from operations and amounts available under our credit facility will be adequate to fund our contributions to these partnerships. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

         We continuously evaluate acquisitions of gas and oil and pipeline assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital. For a discussion of limitations on our ability to issue equity or make certain acquisitions or business combinations, see "-Overview of Three Months Ended December 31, 2004 and 2003 - Proposed Spin-off by Resource America."

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our contractual obligations at December 31, 2004.

                                                                     Payments Due By Period
                                                                         (in thousands)
                                                          ---------------------------------------------
                                                          Less than      1 - 3      4 - 5       After 5
Contractual cash obligations:                   Total       1 Year       Years      Years        Years
----------------------------                   -------    --------      -------    -------      -------
Long-term debt..............................   $62,587     $ 2,621      $12,421    $47,545      $     -
Secured revolving credit facilities.........         -           -            -          -            -
Operating lease obligations.................     1,864       1,336          406        120            2
Capital lease obligations...................         -           -            -          -            -
Unconditional purchase obligations..........         -           -            -          -            -
Other long-term obligations.................         -           -            -          -            -
                                               -------    --------      -------    -------      -------
Total contractual cash obligations..........   $64,451     $ 3,957      $12,827    $47,665      $     2
                                               =======    ========      =======    =======      =======

                                                                      Payments Due By Period
                                                                          (in thousands)
                                                          ---------------------------------------------
                                                          Less than      1 - 3      4 - 5       After 5
Other commercial commitments:                   Total       1 Year       Years      Years        Years
----------------------------                   -------    --------      -------    -------      -------
Standby letters of credit...................   $ 3,987     $ 3,987      $     -    $     -      $     -
Guarantees..................................         -           -            -          -            -
Standby replacement commitments.............         -           -            -          -            -
Other commercial commitments................     8,592       8,592            -          -            -
                                               -------    --------      -------    -------      -------
Total commercial commitments................   $12,579     $12,579      $     -    $     -      $     -
                                               =======    ========      =======    =======      =======

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

         For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our September 30, 2004 Form 10K, Note 2 of the "Notes to Consolidated Financial Statements" and
Note 2 to our Consolidated financial statements included in this report.

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

         The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2004. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

         Interest Rate Risk. At December 31, 2004, the amount outstanding under our credit facility had decreased to $7.8 million from $25.0 million at September 30, 2004. The weighted average interest rate for this facility increased from 4.1% at September 30, 2004 to 5.5% at December 31, 2004 due to a larger portion of our borrowings being at the bank's prime rate.

         At December 31, 2004, Atlas Pipeline had a $90.0 million revolving credit facility ($10.0 million outstanding) and a $45.0 million term loan ($44.3 million outstanding) to fund the expansion of its existing gathering systems and the acquisitions of other gas gathering systems. The weighted average interest rate for these borrowings increased from 5.7% at September 30, 2004 to 8.1% at December 31, 2004 due to a larger portion of our borrowings being at the bank's prime rate.

         Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $95,000.

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

         We are exposed to commodity prices as a result of Atlas Pipeline being paid for certain services in the form of commodities rather than cash. For gathering services, we receive fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, based on the type of contractual agreement. Based on our current contract mix, we have a long NGL position and a long gas position. Based upon our portfolio of supply contracts, a change in prices of 10% of NGLs, the average price of natural gas and the average price of crude oil sold and processed by APLMC would result in a change to our annual income of approximately $154,000.

         Atlas Pipeline through its subsidiary, APLMC, acquired and/or entered into certain financial swap and option instruments that are classified as cash flow hedges in accordance with SFAS 133. APLMC entered into these instruments to hedge the forecasted natural gas, natural gas liquids and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, natural gas liquids and condensate is sold. Under these swap agreements, APLMC receives a fixed price and pays a floating price based on certain indices for the relevant contract period. The options fix the price for APLMC within the puts purchased and calls sold.

         Derivatives are recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value are recognized in stockholders' equity as other comprehensive income and reclassified to earnings as such transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, changes in fair value are recognized in earnings as they occur. At December 31, 2004, APLMC reflected an unrealized net pre-tax commodity hedging loss on its Balance Sheet of $2.6 million. Of the $2.6 million unrealized pre-tax loss at December 31, 2004, $1.9 million of losses will be reclassified to earnings over the next twelve month period and $708,000 in later periods, if future prices remained constant. Actual amounts that will be reclassified will vary as a result of future changes in prices. We recognized a gain of $24,000 related to these hedging instruments in the three months ended December 31, 2004. Ineffective gains or losses are recorded in income while the hedge contract is open and may increase or decrease until settlement of the contract. A hedging gain of $440,000 resulting from ineffective hedges is included in income for the three months ended December 31, 2004.

         A portion of our future natural gas sales is periodically hedged through the use of swap and collar contracts. Realized gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to gas revenue.

         As of December 31, 2004, Atlas Pipeline had the following natural gas liquids, natural gas, and crude oil volumes hedged.

NATURAL GAS LIQUIDS FIXED - PRICE SWAPS
        Production                                                        Average             Fair Value
          Period                                    Volumes             Fixed Price          Liability(2)
          ------                                   ----------          ------------         --------------
     (calendar year)                               (gallons)           (per gallon)         (in thousands)
           2005                                    12,564,000             $  0.550            $    (1,208)
           2006                                     6,804,000                0.575                   (500)
                                                                                              -----------
                                                                                              $    (1,708)
                                                                                              ===========
NATURAL GAS FIXED - PRICE SWAPS
        Production                                                        Average             Fair Value
          Period                                    Volumes             Fixed Price          Liability(3)
          ------                                   ----------          ------------         --------------
     (calendar year)                                  (MMBTU)(1)        (per MMBTU)         (in thousands)
           2005                                       970,000             $  6.187            $      (71)
           2006                                       450,000                5.920                  (172)
                                                                                              -----------
                                                                                              $     (243)
                                                                                              ===========

CRUDE OIL FIXED - PRICE SWAPS
        Production                                                        Average             Fair Value
          Period                                    Volumes             Fixed Price          Liability (3)
          ------                                   ----------          ------------         --------------
     (calendar year)                               (barrels)           (per barrel)         (in thousands)
           2006                                      18,000               $ 38.767            $       (36)
                                                                                              ===========

CRUDE OIL OPTIONS
       Production                                                         Average             Fair Value
         Period           Option Type                Volumes           Strike Price         Liability (3)
         ------           -----------              ----------          ------------         --------------
     (calendar year)                                (barrels)          (per barrel)         (in thousands)
          2005           Puts purchased              75,000               $  30.00            $         -
          2005           Calls sold                  75,000                  34.30                   (640)
                                                                                              ------------
                                                                                              $      (640)
                                                                                              ============
                                                                     Total liability          $    (2,627)
                                                                                              ============

--------------------------
(1)    MMBTU means Million British Thermal Units.
(2) Fair value based on APLMC internal model which forecasts forward Natural gas liquid prices as a function of forward NYMEX natural gas and light crude prices.
(3) Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

         FirstEnergy Solutions and other third party marketers to which we sell gas, also use financial hedges to hedge their pricing exposure and make price hedging opportunities available to us. These transactions are similar to NYMEX-based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, we limit these arrangements to much smaller quantities than those projected to be available at any delivery point. For the fiscal year ending September 30, 2005, we estimate approximately 50% of our produced natural gas volumes will be sold in this manner, leaving our remaining production to be sold at contract prices in the month produced or at spot market prices. We also negotiate with certain purchasers for delivery of a portion of natural gas we will produce for the upcoming twelve months. The prices under most of our gas sales contracts are negotiated on an annual basis and are index-based. Considering those volumes already designated for the fiscal year ending September 30, 2005, and current indices, a theoretical 10% upward or downward change in the price of a natural gas would result in approximately a 1% change in our projected natural gas revenues.

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

PART II.  OTHER INFORMATION



Item 6.       Exhibits

                  Exhibit No.       Description
                  -----------       -----------

                     10.1 First Amendment to Revolving Credit and Term Loan Agreement, dated December 3, 2004, among
                             Atlas Pipeline Partners, L.P., Wachovia Bank, National Association, et al.
                     31.1    Rule 13(a)-14(a)/15d-14(a) Certification.
                     31.2    Rule 13(a)-14(a)/15d-14(a) Certification.
                     32.1    Section 1350 Certification.
                     32.2    Section 1350 Certification.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ATLAS AMERICA, INC.
                                              (REGISTRANT)

Date: February 9, 2005                        By:  /s/ Freddie M. Kotek
                                                   --------------------
                                                   Freddie M. Kotek
                                                   Executive Vice President and
                                                   Chief Financial Officer



Date: February 9, 2005                        By:  /s/ Nancy J. McGurk
                                                   -------------------
                                                   Nancy J. McGurk
                                                   Senior Vice President and
                                                   Chief Accounting Officer