Form 10-Q
period 2006-03-31
ATLAS AMERICA INC
filed 2006-05-09
CIK 1279228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes [  ] No [X]

The number of outstanding shares of the registrant’s common stock on May 1, 2006 was 20.0 million shares.

ATLAS AMERICA, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - March 31, 2006 and September 30, 2005	3

	Consolidated Statements of Income for the Three Months and Six Months Ended March 31, 2006 and 2005	4

	Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended March 31, 2006	5

	Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2006 and 2005	6

	Notes to Consolidated Financial Statements	7 - 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27- 37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38- 41

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

SIGNATURES		43

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
ATLAS AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)
	March 31,	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$42,798	$18,281
Accounts receivable	86,510	73,996
Prepaid expenses	11,031	5,063
Deferred tax asset	5,294	6,970
Total current assets	145,633	104,310

Property and equipment, net	678,298	505,967
Intangible assets, net	59,578	18,708
Other assets, net	30,586	15,360
Goodwill	145,797	115,366
	$1,059,892	$759,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,365	$122
Accounts payable	35,285	31,477
Liabilities associated with drilling contracts	24,862	60,971
Accrued producer liabilities	28,317	32,543
Accrued hedge liability	13,052	37,663
Accrued liabilities	40,575	18,231
Advances from affiliate	367	111
Total current liabilities	143,823	181,118

Long-term debt	333,945	191,605
Deferred tax liability	30,735	28,903
Other liabilities	52,430	47,612

Minority interest	352,498	190,122

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000,000 authorized shares	-	-
Common stock, $0.01 par value: 49,000,000 authorized shares	200	133
Additional paid-in capital	76,425	75,637
Treasury stock, at cost	(548)	-
ESOP loan receivable	(546)	(583)
Accumulated other comprehensive loss	(2,867)	(5,615)
Retained earnings	73,797	50,779
Total stockholders’ equity	146,461	120,351
	$1,059,892	$759,711

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

REVENUES
Well drilling	$50,883	$41,451	$93,028	$72,009
Gas and oil production	22,866	13,959	46,952	28,618
Transmission, gathering and processing	112,635	43,241	241,375	86,470
Drilling management fee	2,906	-	4,482	-
Well services	2,766	2,350	5,327	4,598
	192,056	101,001	391,164	191,695

COSTS AND EXPENSES
Well drilling	44,246	36,044	80,894	62,617
Gas and oil production and exploration	4,209	1,913	5,947	3,162
Transmission, gathering and processing	91,437	37,462	201,326	73,142
Well services	1,766	1,316	3,253	2,507
General and administrative	10,201	1,494	18,249	3,154
Compensation reimbursement - affiliate	415	244	578	457
Depreciation, depletion and amortization	10,102	4,781	20,426	10,653
	162,376	83,254	330,673	155,692

OPERATING INCOME	29,680	17,747	60,491	36,003

OTHER INCOME (EXPENSE)
Interest expense	(6,721)	(1,623)	(12,868)	(3,313)
Minority interest in Atlas Pipeline Partners, L.P.	(6,255)	(2,500)	(13,000)	(9,720)
Arbitration settlement, net	-	(136)	-	4,310
Other, net	1,329	(181)	2,020	(79)
	(11,647)	(4,440)	(23,848)	(8,802)

Income before income taxes	18,033	13,307	36,643	27,201
Provision for income taxes	6,672	4,791	13,558	9,793
Net income	$11,361	$8,516	$23,085	$17,408

Net income per common share - basic
Net income per common share - basic	$.57	$.43	$1.15	$.87
Weighted average common shares outstanding	20,001	20,000	20,002	20,000

Net income per common share - diluted
Net income per common shares - diluted	$.56	$.43	$1.14	$.87
Weighted average common shares outstanding	20,453	20,007	20,334	20,007

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2006
(in thousands, except share data)
(Unaudited)

							Accumulated
			Additional			ESOP	Other		Total
	Common Stock		Paid-In	Treasury Stock		Loan	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Receivable	Income (Loss)	Earnings	Equity

Balance, October 1, 2005	13,334,703	$133	$75,637	-	$-	$(583)	$(5,615)	$50,779	$120,351
Net Income								23,085	23,085
Other comprehensive income							2,748		2,748
Issuance of common stock	3,928	-	255						255
Repurchase of common stock, at cost				(8,835)	(548)				(548)
Repayment of ESOP Loan						37			37
Stock option compensation			533						533
Three-for-two split (Note 16)	6,667,098	67	-	-	-	-	-	(67)	−
Balance, March 31, 2006	20,005,729	$200	$76,425	(8,835)	$(548)	$(546)	$(2,867)	$73,797	$146,461

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2006
(in thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,085	$17,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	20,426	10,653
Amortization of deferred financing costs	1,282	621
Non-cash loss on derivative value	650	720
Preferred unit imputed dividend cost amortization	95	-
Non-cash compensation on long-term incentive plans	4,067	922
Minority interest in Atlas Pipeline Partners, L.P.	13,000	9,720
Distributions paid to minority interests of Atlas Pipeline Partners, L.P.	(15,435)	(7,845)
Gain on asset dispositions	(28)	(36)
Deferred income taxes	2,034	1,420
Changes in operating assets and liabilities	(42,612)	(1,621)
Net cash provided by operating activities	6,564	31,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(163,630)	-
Capital expenditures	(64,018)	(40,867)
Proceeds from sale of assets	33	66
Decrease (increase) in other assets	579	(789)
Net cash used in investing activities	(227,036)	(41,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	282,091	86,252
Principal payments on debt	(428,138)	(67,910)
Payments to affiliate	-	(19,448)
Issuance of Atlas Pipeline Partners, L.P. common and preferred units	151,002	-
Issuance of Atlas Pipeline Partners, L.P.senior notes	243,102	-
Increase in other assets	(3,068)	(1,397)
Net cash provided by (used in) financing activities	244,989	(2,503)

Increase (decrease) in cash and cash equivalents	24,517	(12,131)
Cash and cash equivalents at beginning of period	18,281	29,192
Cash and cash equivalents at end of period	$42,798	$17,061

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements include the accounts of Atlas America, Inc. (the “Company” or “ATLS”) and all of its subsidiaries, which are wholly owned except for Atlas Pipeline Partners, L.P. (“Atlas Pipeline”).  Atlas Pipeline is a master limited partnership in which the Company has a combined general and limited partnership interest of 14% and 24% at March 31, 2006 and 2005, respectively.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of March 31, 2006 and for the six months ended March 31, 2006 and 2005 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these statements pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The results of operations for the six months ended March 31, 2006 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2006. Certain reclassifications have been made to the consolidated financial statements as of September 30, 2005 and for the six months ended March 31, 2005 to conform to the presentation as of and for the six months ended March 31, 2006.

Spin-off from Resource America, Inc.

On June 30, 2005, Resource America, Inc. (“RAI”) (NASDAQ: REXI) distributed its remaining 10.7 million shares of the Company to its stockholders in the form of a tax-free dividend. Each stockholder of RAI received 0.59367 shares of the Company’s common stock for each share of RAI common stock owned as of June 24, 2005, the record date. Although the distribution itself is tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among the Company and some of its subsidiaries. Any liability arising from this transaction will be paid by the Company to RAI. As of July 1, 2005, RAI no longer includes the company in its consolidated financial statements or tax returns. In connection with the spin-off, RAI and the Company entered into a series of agreements, including a tax matters agreement and a transition services agreement, which govern the future contractual obligations between the two companies.

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
March 31, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

Receivables

In evaluating its allowance for possible losses, the Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by the Company’s review of its customers’ credit information. The Company extends credit on an unsecured basis to many of its energy customers. At March 31, 2006 and September 30, 2005, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas, NGLs and oil and the Company’s receipt of a delivery statement, the Company has unbilled revenues. These revenues are accrued based upon volumetric data from the Company’s records and the Company’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Company had unbilled trade receivables at March 31, 2006 and September 30, 2005 of $46.5 million and $57.1 million which are included in Accounts Receivable on its Consolidated Balance Sheets.

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 3 - COMPREHENSIVE INCOME - (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income	$11,361	$8,516	$23,085	$17,408
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts, net of tax of ($1,476) $772, ($823) and ($579)	2,515	(1,373)	1,403	1,029
Less: reclassification adjustment for (gains) losses realized in net income, net of tax of $155, ($58), ($791) and ($29)	(266)	102	1,345	51
	2,249	(1,271)	2,748	1,080
Comprehensive income	$13,610	$7,245	$25,833	$18,488

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income	$11,361	$8,516	$23,085	$17,408
Weighted average common shares outstanding-basic(1)	20,001	20,000	20,002	20,000
Dilutive effect of stock option and award plan (1)	452	7	332	7
Weighted average common shares-diluted (1)	20,453	20,007	20,334	20,007

(1)	The shares for the three months and six months ended March 31, 2005 have been restated to reflect the three for two stock split on March 10, 2006.

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT - (Continued)

Property and equipment consists of the following at the dates indicated (in thousands):

	March 31,	September 30,
	2006	2005

Mineral interests:
Proved properties	$2,099	$2,852
Unproved properties	1,002	1,002
Wells and related equipment	287,025	255,879
Pipelines, processing and compression facilities	455,271	304,523
Rights-of-way	19,841	15,110
Land, building and improvements	8,052	7,793
Support equipment	4,416	3,675
Other	7,566	5,251
	785,272	596,085
Accumulated depreciation, depletion and amortization:
Oil and gas properties and pipelines	(102,210)	(85,824)
Other	(4,764)	(4,294)
	(106,974)	(90,118)
	$678,298	$505,967

In October 2005, Atlas Pipeline completed the acquisition of a 75% interest in NOARK Pipeline System, Limited Partnership (“NOARK”) for approximately $179.8 million (see Note 12). The purchase price allocations for this acquisition is based on estimated fair values determined by Atlas Pipeline, which are subject to adjustment and could change significantly as they are further evaluated. At March 31, 2006, the portion of the purchase price allocated to property, plant and equipment for NOARK is included in the pipelines, processing and compression facilities category within the above table.

NOTE 6 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

Other Assets

The following table provides information about other assets at the dates indicated (in thousands):

	March 31,	September 30,
	2006	2005
Deferred financing costs, net of accumulated amortization of $3,801 and $2,519	$15,071	$5,524
Investments	1,547	1,647
Security deposits	1,715	1,779
Hedge receivable - long term	12,235	5,970
Other	18	440
	$30,586	$15,360

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 6 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL - (Continued)

Deferred financing costs are recorded at cost and are amortized over the terms of the related loan agreements which range from three to ten years.

Intangible Assets

Customer contracts and relations. At March 31, 2006, Atlas Pipeline had $53.7 million of intangible assets, net of accumulated amortization of $3.2 million which was recorded in connection with natural gas gathering contracts and customer relations assumed in its acquisitions of Elk City and NOARK (See Note 12). Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that intangible assets such as these gas gathering contracts and customer relations with finite useful lives be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, Atlas Pipeline will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. Amortization expense on the customer contract and relations intangible assets, which have estimated lives of eight and twenty years, respectively, and are being amortized on a straight-line basis, was $2.8 million and $0 for the six months ended March 31, 2006 and 2005, respectively.

Partnership management and operating contracts. Included in intangible assets are partnership management and operating contracts acquired through acquisitions which are recorded at fair value on their acquisition dates.  The Company amortizes contracts acquired on the declining balance and straight-line methods, over their respective estimated lives, ranging from five to thirteen years.  Amortization expense for these contracts for the six months ended March 31, 2006 and 2005 was $439,000 and $466,000, respectively.

The aggregate estimated annual amortization expense of customer relations and partnership management and operating contracts is approximately $5.4 million for each of the succeeding five-years ended March 31.

The following table provides information about intangible assets at the dates indicated (in thousands):

	March 31,		September 30,
	2006		2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer contracts and relations	$56,950	$(3,242)	$12,891	$(492)
Partnership management and operating contracts	14,343	(8,473)	14,343	(8,034)
Intangible assets	$71,293	$(11,715)	$27,234	$(8,526)

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 6 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL - (Continued)

	March 31,	September 30,
	2006	2005
Goodwill at beginning of period, net of accumulated amortization of $4,532	$115,366	$37,470
Additions to goodwill related to Atlas Pipeline acquisitions (see Note 12)	30,431	77,896
Goodwill at end of period, net of accumulated amortization of $4,532	$145,797	$115,366

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

The Company accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with SFAS 143, Accounting for Asset Retirement Obligations.

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Asset retirement obligations, beginning of period	$18,499	$5,618	$17,651	$4,888
Liabilities incurred	676	1,008	1,401	1,658
Liabilities settled	-	(28)	-	(32)
Accretion expense	124	109	247	193
Asset retirement obligations, end of period	$19,299	$6,707	$19,299	$6,707

The above accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of income and the asset retirement obligation liabilities are included in other liabilities in the Company’s consolidated balance sheets.

NOTE 8 - DEBT

Total debt consists of the following at the dates indicated (in thousands):

	March 31,	September 30,
	2006	2005
Senior notes - Atlas Pipeline	$250,000	$-
Revolving credit facility - Atlas Pipeline	-	183,500
Revolving credit facility	46,000	8,000
Installment notes - NOARK	39,000	-
Other debt	310	227
	335,310	191,727
Less current maturities	1,365	122
	$333,945	$191,605

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)
NOTE 8 - DEBT - (Continued)

Atlas Pipeline Senior Notes. In December 2005, Atlas Pipeline issued $250.0 million of 10-year, 8.125% senior unsecured notes (“Senior Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of approximately $243.1 million, after underwriting commissions and other transaction costs. The Senior Notes are guaranteed by all of Atlas Pipeline’s existing subsidiaries, other than NOARK (see Note 18). Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2006. The Senior Notes are redeemable at any time on or after December 15, 2010 at specified redemption prices, together with accrued and unpaid interest to the date of redemption. The Senior Notes are also redeemable at any time prior to December 15, 2010 at a make-whole redemption price. In addition, prior to December 15, 2008, Atlas Pipeline may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by Atlas Pipeline at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control of Atlas Pipeline, upon certain asset sales if the net proceeds are not reinvested into Atlas Pipeline within specified time periods. The Senior Notes are junior in right of payment to the Atlas Pipeline secured debt, including Atlas Pipeline’s obligations under its credit facility.

The indenture governing the Senior Notes contains covenants, including limitations of Atlas Pipeline’s ability to: incur liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions; redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; or merge, consolidate or sell substantially all of its assets. Atlas Pipeline is in compliance with these covenants as of March 31, 2006.

In connection with a registration rights agreement entered into by Atlas Pipeline upon issuance of the Senior Notes, Atlas Pipeline agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission by April 19, 2006, (b) cause the exchange offer registration statement to be declared effective by the Securities and Exchange Commission (“SEC”) by July 18, 2006, and (c) cause the exchange offer to be consummated by August 17, 2006. If Atlas Pipeline does not meet the aforementioned deadlines, the Senior Notes will be subject to additional interest, up to 1% per annum; until such time that the deadlines have been met (See Note 18). Atlas Pipeline filed the exchange offer registration statement with the SEC on April 19, 2006.

Revolving Credit Facility. In April 2006, the Company increased its credit facility, which is led by Wachovia Bank, N.A. (“Wachovia”), to a maximum of $200.0 million. The revolving credit facility has a current borrowing base of $130.0 million which may be redetermined subject to changes in the Company’s oil and gas reserves. Up to $50.0 million of the facility may be in the form of standby letters of credit. The facility is secured by the Company’s assets and bears interest at either the base rate plus the applicable margin or at the adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin, elected at the Company’s option.

The base rate for any day equals the higher of the federal funds rate plus 0.50% or the Wachovia prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin ranges from 0.0% to 0.75% for base rate loans and 1.00% to 1.75% for LIBOR loans.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)
NOTE 8 - DEBT - (Continued)

The Wachovia credit facility requires the Company to maintain specified ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”). In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by the Company, on a cumulative basis, to 50% of the Company’s net income from October 1, 2005 to the date of determination plus $5.0 million. The facility terminates in April 2011, when all outstanding borrowings must be repaid. At March 31, 2006 and September 30, 2005, $52.5 million and $9.5 million, respectively, were outstanding under this facility, including $6.5 million and $1.5 million, respectively, under letters of credit which are not reflected as borrowings on the Company’s consolidated balance sheet. At March 31, 2006 the Company’s weighted average interest rate on outstanding borrowings was 7.7%.

Installment notes - NOARK.  At March 31, 2006, NOARK’s subsidiary, NOARK Pipeline Finance, L.L.C., had $39.0 million in principal amount outstanding of 7.15% notes due in 2018. The notes were acquired as part of Atlas Pipeline’s acquisition of NOARK on October 31, 2005 and are allocated severally 100% to Southwestern (See Note 12). The notes are governed by an indenture dated June 1, 1998 for which UMB Bank, N.A. serves as trustee. Interest on the notes is payable semi-annually, in cash, in arrears on June 1 and December 1 of each year. The notes are subject to semi-annual redemption in installments of $0.6 million, plus accrued and unpaid interest. Additionally, at Southwestern’s option, these notes may be redeemed as of a particular payment date at their redemption price plus a make-whole premium and unpaid interest accrued to that date by giving the trustee at least 60 days notice. Under the NOARK partnership agreement, payments on the notes will be made from amounts otherwise distributable to Southwestern and, if those amounts are insufficient, Southwestern is required to make a capital contribution to NOARK. NOARK distributes available cash to the partners in accordance with their ownership interests after deduction of their respective portion of amounts payable on the notes (see Note 18).

Annual debt principal payments over the next five years ending March 31 are as follows (in thousands):

2007	$1,365
2008	1,323
2009	1,222
2010	1,200
2011 and thereafter	330,200
$335,310

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 9 - DERIVATIVE INSTRUMENTS - (Continued)

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

At March 31, 2006, the Company had 108 open natural gas futures contracts related to natural gas sales covering 11,452,000 dekatherms (“Dth”) (net to the Company) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.94 per Dth. The Company recognized a gain of $1.4 million on settled contracts covering natural gas production for the three months and six months ended March 31, 2006. The Company recognized no gains or losses during the three months and six months ended March 31, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

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

Atlas Pipeline formally documents all relationships between hedging instruments and the items being hedged, including the risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Pipeline assesses both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If Atlas Pipeline determines that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, Atlas Pipeline will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. Atlas Pipeline recognized losses of $2.4 million and $669,000 related to the settlement of qualifying hedge instruments which are included in the Company’s consolidated statement of income for the three months ended March 31, 2006 and 2005, respectively. Atlas Pipeline also recognized a gain of $1.2 million and a loss of $224,000 related to the change in market value of non-qualifying or ineffective hedges which are included in the Company’s consolidated statement of income for the three months ended March 31, 2006 and 2005, respectively. Atlas Pipeline recognized losses of $8.0 million and $645,000 related to the settlement of qualifying hedge instruments which are included in the Company’s consolidated statement of income for the six months ended March 31, 2006 and 2005, respectively. Atlas Pipeline also recognized a gain of $860,000 and $216,000 related to the change in market value of non-qualifying or ineffective hedges which are included in the Company’s consolidated statement of income for the six months ended March 31, 2006 and 2005, respectively.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 9 - DERIVATIVE INSTRUMENTS - (Continued)

At March 31, 2006 and September 30, 2005, the Company reflected net hedging liabilities on its balance sheets of $30.3 million and $46.7 million, respectively. Of the $2.9 million net loss in accumulated other comprehensive income (loss) at March 31, 2006, the Company will reclassify $800,000 of gains to its consolidated statements of income over the next twelve month period as these contracts expire, and $3.7 million of losses will be reclassified in later periods if the fair values of the instruments remain at current market values. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedging gains or losses are recorded within its consolidated statements of income while the hedge contract is open and may increase or decrease until settlement of the contract.

As of March 31, 2006, the Company (including Atlas Pipeline) had the following financial hedges in place:

Natural Gas Liquids Fixed - Price Swaps
Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(1)
Ended March 31,	(gallons)	(per gallon	(in thousands
2007	49,077,000	$0.733	$(9,269)
2008	36,099,000	0.712	(7,343)
2009	26,082,000	0.701	(5,208)
2010	6,426,000	0.746	(1,113)
			$(22,933)

Natural Gas Fixed - Price Swaps - Atlas(4)
Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended March 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2007	1,349,700	$10.760	$8,299
2008	4,842,900	8.760	(11,153)
2009	4,039,100	8.710	(495)
2010	1,220,700	8.350	1,244
			$(2,105)

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended March 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2007	3,530,000	$7.530	$(466)
2008	930,000	7.257	(2,021)
2009	120,000	7.270	(132)
			$(2,619)

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 9 - DERIVATIVE INSTRUMENTS - (Continued)

Natural Gas Basis Swaps
Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset(3)
Ended March 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2007	3,870,000	$(0.673)	$(409)
2008	930,000	(0.538)	541
2009	120,000	(0.555)	45
			$177

Crude Oil Fixed - Price Swaps
Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended March 31,	(barrels)	(per barrel)	(in thousand
2007	76,100	$53.149	$(1,198)
2008	80,400	56.759	(1,029)
2009	51,300	60.019	(437)
2010	27,000	62.700	(130)
			$(2,794)

Crude Oil Options
Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended March 31,	(barrels)	(per barrel)	(in thousands)	Option Type
2007	9,900	$60.000	$-	Puts purchased
2007	9,900	73.380	-	Calls sold
2008	13,200	60.000	-	Puts purchased
2008	13,200	73.380	-	Calls sold
2009	21,600	60.000	-	Puts purchased
2009	21,600	72.178	-	Calls sold
2010	22,500	60.000	-	Puts purchased
2010	22,500	71.250	-	Calls sold
			$-
	Total net liability		$(30,274)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas and light crude prices.
(2)	MMBTU represents million British Thermal Units.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
(4)	Represents ATLS’ hedged volumes. All others are related to Atlas Pipeline.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 9 - DERIVATIVE INSTRUMENTS - (Continued)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	March 31, 2006		September 30, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$15,909	$15,909	$20,963	$20,963
	$15,909	$15,909	$20,963	$20,963
Liabilities
Derivative instruments	$(46,183)	$(46,183)	$(67,625)	$(67,625)
	$(46,183)	$(46,183)	$(67,625)	$(67,625)
	$(30,274)	$(30,274)	$(46,662)	$(46,662)

NOTE 10 - OPERATING SEGMENT INFORMATION

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

Three Months Ended March 31, 2006 (in thousands):

		Production	Transmission,
	Well	And	Gathering and
	Drilling	Exploration	Processing(a)	Other(b)	Total
Revenues from external customers	$50,883	$22,866	$110,349	$7,958	$192,056
Revenues from internal customers	-	-	7,893	-	-
Interest income	-	-	253	42	295
Interest expense	-	-	6,316	405	6,721
Depreciation, depletion and amortization	-	4,200	5,441	461	10,102
Segment profit (loss)	5,970	14,305	10,158	(12,400)	18,033
Goodwill	6,389	21,527	110,632	7,249	145,797
Segment assets	8,224	268,511	740,025	43,132	1,059,892

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006

NOTE 10 - OPERATING SEGMENT INFORMATION - (Continued)

Three Months Ended March 31, 2005 (in thousands):
		Production	Transmission,
	Well	And	Gathering and
	Drilling	Exploration	Processing(a)	Other(b)	Total
Revenues from external customers	$41,451	$13,959	$42,344	$3,247	$101,001
Revenues from internal customers	-	-	5,019	-	-
Interest income	-	-	76	6	82
Interest expense	-	-	1,134	489	1,623
Depreciation, depletion and amortization	-	3,114	1,561	106	4,781
Segment profit (loss)	4,892	8,893	4,668	(5,146)	13,307
Goodwill	6,389	21,527	2,305	7,249	37,470
Segment assets	9,263	194,287	214,923	32,961	451,434

Six Months Ended March 31, 2006 (in thousands):

		Production	Transmission,
	Well	And	Gathering and
	Drilling	Exploration	Processing(a)	Other(b)	Total
Revenues from external customers	$93,028	$46,952	$237,682	$13,502	$391,164
Revenues from internal customers	-	-	15,823	-	-
Interest income	-	-	681	63	744
Interest expense	-	-	12,033	835	12,868
Depreciation, depletion and amortization	-	8,677	10,851	898	20,426
Segment profit (loss)	10,982	32,114	20,358	(26,811)	36,643
Goodwill	6,389	21,527	110,632	7,249	145,797
Segment assets	8,224	268,511	740,025	43,132	1,059,892

Six Months Ended March 31, 2005 (in thousands):

		Production	Transmission,
	Well	And	Gathering and
	Drilling	Exploration	Processing(a)	Other(b)	Total
Revenues from external customers	$72,009	$28,618	$84,414	$6,654	$191,695
Revenues from internal customers	-	-	10,300	-	-
Interest income	-	-	139	56	195
Interest expense	-	-	2,304	1,009	3,313
Depreciation, depletion and amortization	-	5,918	4,268	467	10,653
Segment profit (loss)	8,570	19,559	15,361	(16,289)	27,201
Goodwill	6,389	21,527	2,305	7,249	37,470
Segment assets	9,263	194,287	214,923	32,961	451,434

(a)	Includes revenues and expenses from Atlas Pipeline’s Appalachia and Mid-Continent operations.

(b)
Includes revenues and expenses from well services and the Company’s transportation operations which do not meet the quantitative threshold for reporting segment information and general corporate expenses not allocable to any particular segment.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 10 - OPERATING SEGMENT INFORMATION - (Continued)

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

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Accordingly, no compensation expense was recognized upon the issuance of stock options under the Company’s stock incentive plan; however, compensation expense was recognized in connection with the issuance of deferred units granted under the incentive plan. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation. Specifically, the adoption of SFAS No. 123R resulted in the recording of compensation expense for employee stock options.  Results for the three months and six months ended March 31, 2005 have not been restated. Had compensation expense for employee stock options granted under the Company’s Stock Incentive Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company’s net income for the three months and six months ended March 31, 2005 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005

Net income, as reported	$8,516	$17,408
Stock-based employee compensation expense reported in net income	-	-

Stock-based employee compensation expense determined under the fair value-based method for all awards, net of income taxes	(78)	(214)
Pro forma net income	$8,438	$17,194

Net income per common share:
Basic - as reported	$.43	$.87
Basic - pro forma	$.42	$.86
Diluted - as reported	$.43	$.87
Diluted - pro forma	$.42	$.86

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)
.
NOTE 11 - BENEFIT PLANS - (Continued)

Stock Incentive Plan. The Company adopted a Stock Incentive Plan (the “Plan”) in fiscal 2004 which authorized the granting of up to 2.0 million shares of the Company’s common stock to employees, affiliates, consultants and directors of the Company in the form of incentive stock options (“ISOs”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock and deferred units. In July 2005, options for 1,166,250 shares were issued under this Plan. In January 2006, additional options for 15,000 shares were issued. Options under the Plan become exercisable as to 25% of the optioned shares each year after the date of grant, except options totaling 750,000 shares awarded to Messrs. Edward Cohen and Jonathan Cohen which are immediately exercisable, and expire not later than ten years after the date of grant.  For the three months and six months ended March 31, 2006, the Company recorded compensation expense of $266,000 and $533,000. At March 31, 2006, the Company had unamortized compensation expense of $3.7 million.

Transactions for stock options issued under the Plan are summarized as follows:

	Three Months and Six Months
	Ended March 31,
	2006
		Weighted	Weighted
		Average	Average
	Shares	Exercise	Contractual
		Price	Life (Years)
Outstanding - beginning of period	1,166,250	$25.47
Granted	15,000	$42.76
Exercised	-	$-0-
Forfeited	-	$-0-
Outstanding - end of period	1,181,250	$25.69	9.5

Exercisable, at end of period	500,000	$25.47	9.5
Available for grant	681,250
Weighted average fair value per share of options granted during the period		$20.00

The per share weighted average fair value of stock options granted during fiscal 2006 were calculated using the binomial (lattice) model with the following weighted average assumptions: (a) expected dividend yield 0%, (b) risk-free interest rate of 5.1%, (c) volatility of 37%, and (d) an expected life of 6.5 years. There were no stock options issued in the three months and six months ended March 31, 2005.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 11 - BENEFIT PLANS - (Continued)

Additionally, under the Plan, employees and non-employee directors of the Company are awarded deferred units that vest over a four year period. Each unit represents the right to receive one share of the Company’s common stock upon vesting. Units will vest sooner upon a change in control of the Company or death or disability of a grantee, provided the grantee has completed at least six months service. The fair value of the grants awarded in total each year is being charged to operations over the requisite service periods. Upon termination of service by a grantee, all unvested units are forfeited. Non-cash compensation expense recognized during the three months ended March 31, 2006 and 2005 with respect to these units was $6,300 and $3,200, respectively. Non-cash compensation recognized during the six months ended March 31, 2006 and 2005 was $12,500 and $6,300, respectively.

The following table summarizes the activity of deferred units for the period:
	Units	Weighted Average Grant Date Fair Value

Outstanding - beginning of period	10,980	$13.67
Granted	1,500	$46.71
Vested	-	-
Forfeited	-	-
Outstanding - end of period	12,480	$17.64

Atlas Pipeline Long-Term Incentive Plan. Atlas Pipeline has a Long-Term Incentive Plan (“LTIP”) in which officers, employees and non-employee managing board members of its general partner and employees of the general partner's affiliates and consultants are eligable to participate. Atlas Pipeline also has incentive compensation agreements which have granted awards to certain key employees retained from previously consummated acquisitions. These individuals are entitled to receive common units of Atlas Pipeline upon achievement of pre-determined performance targets. Atlas Pipeline recognized $2.2 million and $449,000 in compensation expense related to these grants and their associated distributions for the three months ended March 31, 2006 and 2005, respectively, and $3.1 million and $808,000 for the six months ended March 31, 2006 and 2005, respectively.

The following table represents the LTIP phantom unit activity for the periods indicated:
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Outstanding - beginning of period	110,128	58,329	109,706	58,329
Granted	728	66,977	1,150	66,977
Vested	-	(105)	-	(105)
Forfeited	-	(679)	-	(679)
Outstanding - end of period	110,856	124,522	110,856	124,522

Employee Stock Ownership Plan. In June 2005, in connection with the spin-off from RAI, the Company established an Employee Stock Ownership Plan (“ESOP”). The ESOP, which is a qualified non-contributory retirement plan, was established to acquire shares of the Company's common stock for the benefit of all employees who are 21 years of age or older and have completed 1,000 hours of service for the Company. In addition, as a result of the spin-off, the ESOP holds 167,000 shares of RAI stock, of which 127,000 are allocated to participants. The Company loaned $602,000 (payable in quarterly installments of $18,508 plus interest at 7.5%) to the ESOP, which was used by the ESOP to acquire the remaining unallocated 40,375 shares of RAI common stock. Contributions to the ESOP are made at the discretion of the Company's Board of Directors. The cost of shares purchased by the ESOP but not yet allocated to participants is shown as a reduction of stockholders’ equity. The unearned benefits expense (a reduction in stockholders' equity) will be reduced by the amount of any loan principal payments made by the ESOP to the Company. Any dividends which may be paid on allocated shares will reduce retained earnings; dividends on unearned ESOP shares will be used to service the related debt.

The common stock purchased by the ESOP with the money borrowed is held by the ESOP trustee in a suspense account. On an annual basis, as the ESOP loan is paid down, a portion of the common stock will be released from the suspense account and allocated to participating employees. As of March 31, 2006, there were 76,500 shares allocated to participants and 22,500 shares which are unallocated. Compensation expense related to the plan amounted to $29,000 and $58,000 for the three months and six months ended March 31, 2006, respectively. The fair value of unearned ESOP shares was $2.0 million at March 31, 2006.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 11 - BENEFIT PLANS - (Continued)

Supplemental Employment Retirement Plan (“SERP”). In May 2004, the Company entered into an employment agreement with its Chairman of the Board, Chief Executive Officer and President, Edward E. Cohen, pursuant to which the Company has agreed to provide him with a SERP and with certain financial benefits upon termination of his employment. Under the SERP, Mr. Cohen will be paid an annual benefit equal to the product of (a) 6.5% multiplied by, (b) his base salary at the time of his retirement, death or other termination of employment with the Company, multiplied by, (c) the amount of years he shall be employed by the Company commencing upon the effective date of the SERP agreement, limited to an annual maximum benefit of 65% of his final base salary and a minimum of 26% of his final base salary. During the three months ended March 31, 2006 and 2005, operations were charged $40,000 and $39,000, and during the six months ended March 31, 2006 and 2005, operations were charged $81,000 and $79,000, respectively, with respect to this commitment.

NOTE 12 − ACQUISITIONS BY ATLAS PIPELINE

NOARK

In October 2005, Atlas Pipeline acquired from Enogex, Inc., a wholly-owned subsidiary of OGE Energy Corp. (NYSE: OGE), all of the outstanding equity of Atlas Arkansas Pipeline, LLC, which owns a 75% interest in NOARK. NOARK’s assets included a Federal Energy Regulatory Commission (“FERC”)-regulated interstate pipeline and an unregulated natural gas gathering system. The remaining 25% interest in NOARK is owned by Southwestern, a wholly-owned subsidiary of Southwestern Energy Company (NYSE: SWN) (see Note 18). Total consideration of $179.8 million, including $16.8 million for working capital adjustments and other related transaction costs, was funded through borrowings under Atlas Pipeline’s credit facility. The acquisition was accounted for using the purchase method of accounting under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). The following table presents the preliminary purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition (in thousands):

Cash and cash equivalents	$16,215
Accounts receivable	11,091
Prepaid expenses	497
Property, plant and equipment	126,238
Other assets	1,515
Intangible assets - customer contracts	11,600
Intangible assets - customer relationships	15,700
Goodwill	48,843
Total assets acquired	231,699
Accounts payable and accrued liabilities	(12,269)
Total debt	(39,600)
Total liabilities assumed	(51,869)
Net assets acquired	179,830
Less: Cash and cash equivalents acquired	(16,215)
Net cash paid for acquisition	$163,615

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 12 − ACQUISITIONS BY ATLAS PIPELINE - (Continued)

Due to its recent date of acquisition, the purchase price allocation for NOARK is based upon preliminary data that is subject to adjustment and could change significantly as Atlas Pipeline continues to evaluate this allocation. Atlas Pipeline recorded goodwill in connection with this acquisition as a result of NOARK’s significant cash flow and its strategic industry and geographic position. Atlas Pipeline’s 75% ownership interest in the results of NOARK’s operations is included within its consolidated financial statements from its date of acquisition.

Elk City

In April 2005, Atlas Pipeline acquired all of the outstanding equity interests in ETC Oklahoma Pipeline, Ltd. (“Elk City”); a Texas limited partnership, for $196.0 million, including related transaction costs. Elk City’s principal assets included approximately 300 miles of natural gas pipelines located in the Anadarko Basin in western Oklahoma, a natural gas processing facility in Elk City, Oklahoma and a gas treatment facility in Prentiss, Oklahoma. The acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The following table presents the purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition (in thousands):

Accounts receivable	$5,587
Other assets	497
Property, plant and equipment	104,106
Intangible assets - customer contracts	12,390
Intangible assets - customer relationships	17,260
Goodwill	61,136
Total assets acquired	200,976
Accounts payable and accrued liabilities	(4,970)
Net assets acquired	$196,006

Atlas Pipeline recorded goodwill in connection with this acquisition as a result of Elk City’s significant cash flow and its strategic industry position. Elk City’s results of operations are included within Atlas Pipeline’s consolidated financial statements from its date of acquisition.

The following data presents unaudited pro forma revenues, net income and basic and diluted net income per share of common stock for the Company as if the acquisitions discussed above, Atlas Pipeline's equity offerings, the net proceeds of which were utilized to repay debt borrowed to finance the acquisitions (see Note 13), and the issuance of $250.0 million of 8.125% senior notes (See Note 8), had occurred on October 1, 2004. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if Atlas Pipeline had completed these acquisitions at October 1, 2004 or the results that will be attained in the future (shown in thousands except per share amounts):

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 12 − ACQUISITIONS BY ATLAS PIPELINE - (Continued)

	Three Months Ended			Six Months Ended
	March 31, 2005			March 31, 2005
	As	Pro Forma	Pro	As	Pro Forma	Pro
	Reported	Adjustments	Forma	Reported	Adjustments	Forma
Revenues	$101,001	$58,661	$159,662	$191,695	$135,408	$327,103
Net income	8,516	(318)	8,198	17,408	(536)	16,872
Net income per common share outstanding - basic	.43	(.02)	.41	.87	(.03)	.84
Weighted average common shares - outstanding basic	20,000	-	20,000	20,000	-	20,000
Net income per common share - diluted	.43	(.02)	.41	.87	(.03)	.84
Weighted average common shares - outstanding diluted	20,007	-	20,007	20,007	-	20,007

NOTE 13 - ATLAS PIPELINE OFFERINGS

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

On March 13, 2006, Atlas Pipeline sold 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC, an affiliate of Elliott & Associates, with aggregate proceeds of $30.0 million. Atlas Pipeline has the right, subject to specified conditions, before June 11, 2006, to require Sunlight Capital Partners to purchase an additional 10,000 preferred units on the same terms. The preferred units are convertible, at the holder’s option, into Atlas Pipeline’s common units commencing on the date immediately following the first record date after March 13, 2007 at a conversion price equal to the lesser of $41.00 or 95% of the market price of Atlas Pipeline’s common units as of the date of the notice of conversion. The Company’s interest in Atlas Pipeline decreased to 14.1% as a result of these offerings.

The preferred units are reflected on the Company’s consolidated balance sheet in Minority Interest and recorded at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost is the result of preferred units not having a dividend yield during the first year after their issuance on March 13, 2006. The initial imputed dividend cost of $1.9 million on the preferred units was recorded within accrued liabilities on the consolidated balance sheet and is based upon the present value of the net proceeds received using the 6.5% stated yield commencing March 13, 2007. The imputed dividend cost will be amortized for the period from issuance of the preferred units through March 13, 2007, and the amortization will be presented as a reduction of net income. Amortization of the imputed dividend cost for the three months ended March 31, 2006 was $95,000. Dividends accrued and paid on the preferred units and any premium paid upon their redemption, if any, will be recognized as a reduction to Atlas Pipeline’s net income in determining net income attributable to common unitholders and the general partner.

NOTE 14 - REPURCHASE OF COMMON SHARES

In November 2005, the Company announced that its Board of Directors authorized a repurchase program through which the Company may repurchase up to $50.0 million of its common stock. Repurchases may be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company and in accordance with the rules of the Securities and Exchange Commission, as applicable. The amount and timing of any repurchases will depend on market and other relevant conditions. Through March 31, 2006, the Company repurchased 8,835 shares at a cost of $548,000.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
March 31, 2006
(Unaudited)

NOTE 15 - ATLAS PIPELINE HOLDINGS INITIAL PUBLIC OFFERING

In January 2006, the Company's wholly-owned subsidiary, Atlas Pipeline Holdings, L.P. ("AP Holdings"), filed a registration statement with the Securities and Exchange Commission for an initial public offering of 3,600,000 common units, representing an approximate 17.1% limited partner interest in it. Upon completion of this offering, AP Holdings will own the general partner interest, all of the incentive distribution rights and an approximate 12% limited partner interest in Atlas Pipeline.

NOTE 16 - COMMON STOCK SPLIT

On February 6, 2006, the Company’s Board of Directors authorized a three-for-two split of the Company’s common stock effected in the form of a 50% stock dividend. All shareholders of record as of February 28, 2006 received one additional share of common stock for every two shares held on that date. The additional shares of common stock were distributed on March 10, 2006, in the form of a stock dividend. Information pertaining to shares and earnings per share have been restated in the accompanying financial statements and notes to the consolidated financial statements to reflect this split.

NOTE 17 - PROPOSED PUBLIC OFFERING

On February 27, 2006, the Company announced that it intends to transfer to a newly-formed wholly-owned limited liability company subsidiary of the Company substantially all of its natural gas and oil exploration and production assets. The Company intends to make a registered initial public offering of a minority interest, estimated to be 20%, in the newly-formed subsidiary.

NOTE 18 - SUBSEQUENT EVENTS

On May 2, 2006, Atlas Pipeline acquired the remaining 25% equity interest in NOARK from Southwestern Energy Company. Prior to this transaction, Atlas Pipeline owned a 75% equity ownership interest in NOARK, which was acquired in October 2005 from Enogex, Inc. Total consideration for the acquisition of $65.5 million, net of approximately $3.5 million for working capital purposes, was funded through borrowings under Atlas Pipeline’s credit facility. In connection with this acquisition, Southwestern Energy Company acquired the issuer of the NOARK notes and agreed to retain the obligation for the outstanding NOARK notes. As a result, neither NOARK nor Atlas Pipeline have any further liability in connection with the installment notes.

 On May 4, 2006, Atlas Pipeline issued an additional $35.0 million of senior unsecured notes due 2015 in a private placement at 103% of par value for net proceeds of $36.6 million, including accrued interest and net of initial purchaser’s discount and other transaction costs. Atlas Pipeline used the net proceeds from the private placement to partially repay borrowings under its credit facility made in connection with the recent acquisition of the remaining 25% interest in NOARK. As part of the offering, NOARK and its subsidiaries became guarantors of the senior notes.

On May 9, 2006, Atlas Pipeline has agreed to sell approximately $20.0 million of its common units in a public offering under its previously filed shelf registration statement.  Atlas Pipeline will primarily utilize the net proceeds from the sale to repay a portion of borrowings under its credit facility in connection with its recent aquisition of the remaining 25% interest in NOARK.

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

General

During the three months and six months ended March 31, 2006, we continued to grow our operations, increasing our total assets, revenues, number of wells drilled and number of wells operated.

Our gross revenues depend, to a significant extent, on the price of natural gas and oil, which can fluctuate significantly.  We seek to balance this volatility with the more stable net income from our well drilling and well servicing operations which are principally fee-based.  Our business strategy for increasing our reserve base includes acquisitions of undeveloped properties or companies with significant amounts of undeveloped property.  At March 31, 2006, we had $77.5 million available under our credit facility, which could be employed to finance such acquisitions.

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

On February 6, 2006, our Board of Directors approved a three-for-two stock split effected in the form of a stock dividend. Shareholders of record as of February 28, 2006, received one additional share of common stock for each two shares of common stock they owned on that date. The shares were distributed on March 10, 2006. After the split, there were approximately 20.0 million shares of our common stock outstanding and the adjusted per-share stock price was reported by the Nasdaq Stock Market, effective March 13, 2006.

In April 2006, we increased our credit facility, which is led by Wachovia Bank, N.A. (“Wachovia”), to a maximum of $200.0 million. The revolving credit facility has a current borrowing base of $130.0 million which may be redetermined subject to changes in our oil and gas reserves. Up to $50.0 million of the facility may be in the form of standby letters of credit. The facility is secured by our assets and bears interest at either the base rate plus the applicable margin or at the adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin, elected at our option.

The base rate for any day equals the higher of the federal funds rate plus 0.50% or the Wachovia prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin ranges from 0.0% to 0.75% for base rate loans and 1.00% to 1.75% for LIBOR loans.

The Wachovia credit facility requires us to maintain specified ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”). In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by us, on a cumulative basis, to 50% of our net income from October 1, 2005 to the date of determination plus $5.0 million. The facility terminates in April 2011, when all outstanding borrowings must be repaid. At March 31, 2006 and September 30, 2005, $52.5 million and $9.5 million, respectively, were outstanding under this facility, including $6.5 million and $1.5 million, respectively, under letters of credit which are not reflected as borrowings on the Company’s consolidated balance sheet. At March 31, 2006, the Company’s weighted average interest rate on outstanding borrowings was 7.7%.

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

In December 2005, the Atlas Pipeline issued $250.0 million of 10-year, 8.125% senior unsecured notes, or Senior Notes, in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of approximately $243.1 million, after underwriting commissions and other transaction costs. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2006. The Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued an unpaid interest to the date of redemption. The Senior Notes are also redeemable at any time prior to December 15, 2010 at a make-whole redemption price. In addition, prior to December 15, 2008, Atlas Pipeline may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by Atlas Pipeline at a price equal to 101% of their principal amount, plus accrued and unpaid interest upon a change of control or upon certain asset sales with which the net proceeds are not reinvested into Atlas Pipeline. The Senior Notes are junior in right of payment to the Atlas Pipeline secured debt, including Atlas Pipeline’s obligations under is credit facility. Atlas Pipeline utilized the net proceeds principally to repay indebtedness under its credit facility.

On March 13, 2006, Atlas Pipeline sold 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC, an affiliate of Elliott & Associates, with aggregate proceeds of $30.0 million. Atlas Pipeline has the right, subject to specified conditions, before June 11, 2006, to require Sunlight Capital Partners to purchase an additional 10,000 preferred units on the same terms. The preferred units are entitled to receive dividends of 6.5% per annum commencing on March 13, 2007, which will accrue and be paid quarterly on the same date as the distribution payment date for Atlas Pipeline’s common units. The preferred units are convertible, at the holder’s option, into Atlas Pipeline’s common units commencing on the date immediately following the first record date after March 13, 2007 at a conversion price equal to the lesser of $41.00 or 95% of the market price of Atlas Pipeline’s common units as of the date of the notice of conversion. Atlas Pipeline may elect to pay cash rather than issue common units in satisfaction of a conversion request. Atlas Pipeline has the right to call the preferred units at a specified premium. Atlas Pipeline has agreed to file a registration statement to cover the resale of the common units underlying the preferred units. The net proceeds from the issuance of the preferred units will be used to fund a portion of its capital expenditures in 2006, including the construction of the Sweetwater gas plant and related gathering system.

The preferred units are reflected on our consolidated balance sheets in Minority Interest and recorded at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost is the result of preferred units not having a dividend yield during the first year after their issuance on March 13, 2006. The initial imputed dividend cost of $1.9 million on the preferred units was recorded within accrued liabilities on the consolidated balance sheet and is based upon the present value of the net proceeds received using the 6.5% stated yield commencing March 13, 2007. The imputed dividend cost will be amortized for the period from issuance of the preferred units through March 13, 2007, and the amortization will be presented as a reduction of net income. Amortization of the imputed dividend cost for the three months ended March 31, 2005 was $95,000. Distributions accrued and paid on the preferred units and any premium paid upon their redemption, if any, will be recognized as a reduction to Atlas Pipeline’s net income in determining net income attributable to common unitholders and the general partner.

Results of Operations for the Three Months and Six Months Ended March 31, 2006 and 2005

Well Drilling

Our well drilling revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for drilling investment partnerships we sponsor.  The following table sets forth information relating to these revenues and the related costs, gross profit margins and number of net wells drilled during the periods indicated (dollars in thousands):
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Average drilling revenue per well	$291	$200	$257	$210
Average drilling cost per well	253	174	223	183
Average drilling gross profit per well	$38	$26	$34	$27

Gross profit margin	$6,637	$5,407	$12,134	$9,392

Gross margin percent	13%	13%	13%	13%

Net wells drilled(1)	175	207	362	343

(1)	Reflects net wells drilled for investment partnerships.

Our well drilling gross margin was $6.6 million and $12.1 million in the three months and six months ended March 31, 2006, an increase of $1.2 million (23%) and $2.7 million (29%) from $5.4 million and $9.4 million in the three months and six months ended March 31, 2005.  During the three months ended March 31, 2006, the increase of $1.2 million in gross margin was attributable to an increase in the gross profit per well ($2.4 million) partially offset by a decrease in the number of wells drilled ($1.2 million). In the six months ended March 31, 2006, the increase of $2.7 million was attributable to an increase in the gross profit per well ($2.1 million) and an increase in the number of wells drilled ($637,000). Since our drilling contracts are on a “cost plus” basis (typically cost plus 15%), an increase in our average cost per well also results in an increase in our average revenue per well.  The increase in our average cost per well in the three months and six months ended March 31, 2006 resulted from an increase in the cost of tangible equipment, leases, site preparation and reclamation expenses, as well as increased costs due to drilling into deeper formations. In addition, it should be noted that “Liabilities associated with drilling contracts” on our balance sheet includes $8.8 million of funds raised in our drilling investment programs in calendar 2005 that have not been applied to the completion of wells as of March 31, 2006 due to the timing of drilling operations, and thus had not been recognized as well drilling revenue.  We expect to recognize this amount as revenue in the remainder of fiscal 2006. We completed our fundraising for calendar 2005 in November 2005 with a total of $52.5 million raised and plan to raise approximately $148 million to complete our $200 million registered partnership offering in the third fiscal quarter of 2006. We anticipate favorable oil and gas prices will continue to favorably impact our fundraising and therefore our drilling revenues in fiscal 2006.

Gas and Oil Production

The following table sets forth information relating to our production revenues, production volumes, sales prices, production costs and depletion for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Production revenues (in thousands):
Gas (1)	$20,492	$12,285	$42,344	$24,982
Oil	$2,365	$1,647	$4,592	$3,589

Production volume:
Gas (mcf/day) (1) (3)	20,866	19,315	21,170	19,806
Oil (bbls/day)	423	406	427	427
Total (mcfe/day) (3)	23,404	21,751	23,732	22,368

Average sales prices:
Gas (per mcf) (3) (4)	$10.91	$7.07	$10.99	$6.93
Oil (per bbl) (3)	$62.13	$45.06	$59.07	$46.18

Production costs (2):
As a percent of production revenues	8%	12%	8%	10%
Per mcfe (3)	$.90	$.86	$.84	$.71

Depletion per mcfe (3)	$1.98	$1.41	$2.00	$1.34

(1)	Excludes sales to landowners.
(2)	Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance and production overhead.
(3)
“Mcf” and “mmcf” means thousand cubic feet and million cubic feet; “mcfe” and “mmcfe” means thousand cubic feet equivalent and million cubic feet equivalent, and “bbls” means barrels.  Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(4)
Our average sales price before the effects of financial hedging was $9.37 and $10.24 for the three months and six months ended March 31, 2006. There were no financial hedges in the three months and six months ended March 31, 2005.

Our natural gas revenues were $20.5 million and $42.3 million in the three months and six months ended March 31, 2006, an increase of $8.2 million (66%) and $17.4 million (69%) from $12.3 million and $25.0 million in the three months and six months ended March 31, 2005.  The increase in the three months and six months ended March 31, 2006 was attributable to an increase in the average sales price of natural gas of 54% and 59% and an increase of 8% and 7% in the volume of natural gas produced in the three months and six months ended March 31, 2006. The $8.2 million increase in gas revenues in the three months ended March 31, 2006 as compared to the prior period consisted of $6.7 million attributable to increases in natural gas sales prices, and $1.5 attributable to increased production volumes. The $17.4 million increase in natural gas revenues in the six months ended March 31, 2006 as compared to the prior year period consisted of $14.6 million attributable to increases in natural gas sales prices and $2.7 million attributable to increased production volumes.

The increase in our gas production volumes resulted from production associated with new wells drilled for our investment partnerships. We believe that gas volumes will be favorably impacted in the remainder of fiscal 2006 as ongoing projects to extend and enhance our gathering systems in the Appalachian Basin are completed and wells drilled are connected in these areas of expansion.

Our oil revenues were $2.4 million and $4.6 million in the three months and six months ended March 31, 2006, an increase of $718,000 (44%) and $1.0 million (28%) from $1.6 million and $3.6 million in the three months and six months ended March 31, 2005, primarily due to an increase in the average sales price of oil of 38% and 28% for the three months and six months ended March 31, 2006 as compared to the prior year similar periods. The $718,000 increase in oil revenues in three months ended March 31, 2006 as compared to the prior period consisted of $624,000 attributable to increases in sales prices and an increase of $94,000 attributable to increased production volumes. The $1.0 million increase in oil revenues for the six months ended March 31, 2006 as compared to the prior year period consisted of $998,000 attributable to increases in sales prices and $2,000 attributable to increased production volumes.

Our production costs were $1.9 million and $3.6 million in the three months and six months ended March 31, 2006, an increase of $226,000 (13%) and $750,000 (26%) from $1.7 million and $2.9 million in the three months and six months ended March 31, 2005.  These increases include an increase in pumping labor and maintenance costs associated with an increase in the number of wells we own and operate from the prior year period. The decrease in production costs as a percent of production revenues in the three months and six months ended March 31, 2006 as compared to March 31, 2005 was due to an increase in our average sales price which more than offset the slight increase in production costs per mcfe.

Transmission, Gathering and Processing

Our transmission, gathering and processing revenues and related expenses for the three months ended March 31, 2006 increased significantly from the prior year periods due to Atlas Pipeline’s acquisitions of Elk City on April 15, 2005 and NOARK on October 31, 2005.

Our revenues increased $69.4 million (161%) and $154.9 million (179%) to $112.6 million and $241.4 million for the three months and six months ended March 31, 2006 from $43.2 million and $86.5 million for the three months and six months ended March 31, 2005, primarily due to contributions from Elk City and NOARK and an increase in commodity prices.

Our expenses increased $53.9 million (144%) and $128.2 million (175%) to $91.4 million and $201.3 million for the three months and six months ended March 31, 2006 from $37.5 million and $73.1 million for the three months and six months ended March 31, 2005, primarily due to acquisitions and an increase in commodity prices.

Drilling Management Fee

Our drilling management fee represents supervision and administrative fees earned for drilling wells for our investment partnerships. Due to a change in our drilling agreement; we now classify these fees as revenue. In the previous year these fees were classified as reimbursements of our general and administrative costs in accordance with the then existing drilling agreement.

Well Services

Our well services revenues were $2.8 million and $5.3 million in the three months and six months ended March 31, 2006, an increase of $416,000 (18%) and $728,000 (16%) from $2.3 million and $4.6 million in the three months and six months ended March 31, 2005. These increases resulted from an increase in the number of wells operated for our investment partnerships due to additional wells drilled in the twelve months ended March 31, 2006.

Our well services expenses were $1.8 and $3.3 million in the three months and six months ended March 31, 2006, an increase of $450,000 (34%) and $746,000 (30%) from $1.3 million and $2.5 million in the three months and six months ended March 31, 2005.  These increases were attributable to an increase in wages, benefits, and field office expenses associated with an increase in employees due to the increase in the number of wells we operate for our investment partnerships.

Other Income, Costs and Expenses

Our general and administrative expenses were $10.2 million and $18.2 million in the three months and six months ended March 31, 2006, an increase of $8.7 million and $15.1 million from $1.5 million and $3.1 million in the three months and six months ended March 31, 2005. These expenses include, among other things, salaries and benefits not allocated to a specific energy activity, costs of running our energy corporate office, partnership syndication activities and outside services.

The increase of $8.7 million in the three months ended March 31, 2006 is principally attributable the following:

•
general and administrative expenses related to Atlas Pipeline’s operations increased $3.1 million primarily as a result of Atlas Pipeline’s acquisitions of Elk City on April 14, 2005 and NOARK on October 31, 2005, therefore, we had no such expenses in the quarter ended March 31, 2005. In addition, general and administrative expense reimbursements from our investment partnerships decreased by $5.4 million as prior year amounts were reduced by reimbursements and credits from our drilling partnerships. The reimbursements are now included in revenue as drilling management fees in accordance with a change in our drilling agreements.

The increase of $15.1 million in the six months ended March 31, 2006 is principally attributed to the following:

•
general and administrative expenses related to Atlas Pipeline’s Mid-Continent operations were $5.9 million, an increase of $4.6 million primarily attributable to costs associated with operations of Atlas Pipeline’s acquisitions of Elk City and NOARK,

•
general and administrative expense reimbursements from our investment partnerships decreased by $6.5 million as prior year amounts were reduced by reimbursements and credits from our drilling partnerships. The reimbursements are now included in revenue as drilling management fees in accordance with a change in our drilling agreements,

•	salaries and wages increased $1.1 million due to an increase in executive salaries and in the number of employees as a result of our spin-off from RAI,

•	professional and legal fees increased $2.0 million primarily due to higher audit fees and implementation of Sarbanes-Oxley Section 404 compliance,

•	expense recognized in connection with our non-cash stock compensation was $532,000; there were no such expenses in the prior year similar period; and

•	directors’ fees increased $443,000 as a result of our spin-off from RAI.

Our depletion of oil and gas properties as a percentage of oil and gas revenues was 18% in the three months and six months ended March 31, 2006, compared to 19% in the three months and six months ended March 31, 2005. Depletion expense per mcfe was $1.98 and $2.00 in the three months and six months ended March 31, 2006, an increase of $.57 (40%) and $.66 (49%) per mcfe from $1.41 and $1.34 in the three months and six months ended March 31, 2005. Increases in our depletable basis and production volumes caused depletion expense to increase $1.4 million (52%) and $3.1 million (58%) to $4.2 million and $8.6 million in the three months and six months ended Mach 31, 2006 compared to $2.8 million and $5.5 million in the three months and six months ended March 31, 2005. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties.

Depreciation and amortization increased $3.9 million (192%) and $6.6 million (127%), to $5.9 million and $11.8 million in the three months and six months ended March 31, 2006 compared to $2.0 million and $5.2 million in the three months and six months ended March 31, 2005. This was primarily due to the increased asset base associated with Atlas Pipeline’s acquisitions.

Our interest expense was $6.7 million and $12.9 million in the three months and six months ended March 31, 2006, an increase of $5.1 million and $9.6 million from $1.6 million and $3.3 million in the three months and six months ended March 31, 2005. This increase resulted primarily from an increase in outstanding borrowings by Atlas Pipeline to fund the acquisitions of Elk City and NOARK. Atlas Pipeline also incurred interest expense of $5.3 million and $5.9 million in the three months and six months ended March 31, 2006 related to its December 2005 issuance of $250 million Senior Notes. We had no such expense in the three months or six months ended March 31, 2005.

At March 31, 2006, we own 14% of the partnership interest in Atlas Pipeline through our general partner interest and limited partner units. Our ownership interest decreased 10% from 24% at March 31, 2005 as a result of the completion by Atlas Pipeline of common unit offerings in June and November 2005. Our interest also decreased on March 13, 2006 due to Atlas Pipeline’s issuance of $30 million 6.5% cumulative preferred units.

Because we control the operations of Atlas Pipeline, we include it in our consolidated financial statements and show the ownership by the public as a minority interest.  The minority interest in Atlas Pipeline’s earnings was $6.3 million and $13.0 million for the three months and six months ended March 31, 2006, as compared to $2.5 million and $9.7 million for the three months and six months ended March 31, 2005, an increase of $3.8 million and $3.3 million. These increases were a result of an increase in the percentage interest of public unit holders and an increase in Atlas Pipeline’s net income, as discussed above.

Our effective tax rate increased to 37% for the three months and six months ended March 31, 2006 as compared to 36% for the three months and six months ended March 31, 2005 as a result of a reduction in statutory depletion benefits relative to increased net income.

Liquidity and Capital Resources

General.  We fund our exploration and production operations with a combination of cash generated by operations, capital raised through drilling investment partnerships and, if required, use of our credit facility.  We fund our transmission, gathering and processing operations, which are conducted through Atlas Pipeline, through a combination of cash generated by operations, Atlas Pipeline’s credit facility and the sale of Atlas Pipeline’s equity.  The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	March 31,
	2006	2005
Provided by operations	$6,564	$31,962
Used in investing activities	(227,036)	(41,590)
Provided by (used in) financing activities	244,989	(2,503)
Increase (decrease) in cash and cash equivalents	$24,517	$(12,131)

We had $42.8 million in cash and cash equivalents at March 31, 2006, as compared to $18.3 million at September 30, 2005. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 5 to 1 in the six months ended March 31, 2006 as compared to 12 to 1 in the six months ended March 31, 2005.  We had working capital of $1.8 million at March 31, 2006, an increase of $78.6 million from September 30, 2005.  The increase in our working capital is due to an increase in cash and accounts receivable as a result of our Mid-Continent operations, including the NOARK acquisition, and a decrease in our accrued hedge liabilities and liabilities associated with our drilling partnerships. This was partially offset by an increase in accounts payable and accrued liabilities.

Our long-term debt (including current maturities) was 229% and 159% of our total equity at March 31, 2006 and September 30, 2005, respectively.  Since September 30, 2005, total stockholders’ equity has increased by $26.1 million and total debt has increased by $143.6 million. Stockholders’ equity increased principally due to net earnings of $23.1 million for the six months ended March 31, 2006. The increase in long-term debt relates to increased borrowings to fund Atlas Pipeline’s acquisitions and our drilling operations.

On April 27, 2006 we increased the borrowing base under our credit facility to $130.0 million.  At March 31, 2006, we had $77.5 million available on this credit facility.  Atlas Pipeline had no outstanding balance on its $225.0 million credit facility and $214.0 million available at March 31, 2006.

Cash flows from operating activities.  Cash provided by operations is an important source of short-term liquidity for us.  It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds from our drilling investment partnerships.  Net cash provided by operating activities decreased $25.4 million in the six months ended March 31, 2006 to $6.6 million from $32.0 million in the six months ended March 31, 2006, substantially as a result of the following:

•
an increase in net income before depreciation and amortization of $16.1 million in the six months ended March 31, 2006 as compared to the prior year period, principally as a result of income included in our financial statements from our acquisitions, higher natural gas and oil prices and drilling profits;

•	an increase in non-cash items of $3.1 million related to losses on our hedge values and compensation expense resulting from grants under long-term incentive plans; and

•
changes in minority interests and distributions paid to minority interests decreased cash flow by $4.3 million due to an increase in Atlas Pipeline's earnings and our decreased ownership percentage, offset by higher distributions paid to minority interests, and

•
changes in our deferred tax liability increased cash flow by $614,000 as compared to the six months ended March 31, 2005 which reflects the impact of timing differences between accounting and tax records, and

•	changes in operating assets and liabilities decreased operating cash flow by $41.0 million in the six months ended March 31, 2006, compared to the six months ended March 31, 2005.

This decrease is primarily a result of the following:

•	a decrease of $3.6 million in accounts payable and accrued liabilities

•
a decrease of $29.8 million in liabilities associated with our drilling contracts, our level of liabilities associated with drilling contracts is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing of funds raised through our investment partnerships.

•	an increase of $1.6 million in accounts receivable and prepaid expenses

Cash flows from investing activities.  Cash used in our investing activities increased $185.4 million in the six months ended March 31, 2006 to $227.0 million from $41.6 million in the six months ended March 31, 2005 primarily as a result of the following:

•	cash used in Atlas Pipeline’s acquisition of NOARK was $163.6 million; and

•	capital expenditures increased $23.3 million due to an increase in the number of wells we drilled and expenditures related to Atlas Pipeline’s gathering system extensions.

Cash flows from financing activities. Cash provided by our financing activities increased $247.5 million in the six months ended March 31, 2006 to $245.0 million from cash used of $2.5 million in the six months ended March 31, 2005, as a result of the following:

•
payments to affiliate primarily related to our share of income taxes included in RAI’s income tax return decreased by $19.4 million in the six months ended March 31, 2006, there was no such payment made in the six months ended March 31, 2006, as a result of our spin-off from RAI;

•
net borrowings on debt increased by $78.7 million in the six months ended March 31, 2006 as compared to the prior year similar period principally as a result of the issuance of Atlas Pipeline’s Senior Notes partially offset by payments on borrowings associated with the acquisition of NOARK;

•	we received aggregate proceeds of $151.0 million from Atlas Pipeline’s November 2005 and March 2006 common and preferred unit offerings; there were no such offerings in the first half of 2005;

•	an increase in other assets of $1.7 million related to financing costs associated with Atlas Pipeline’s Senior Notes.

Capital Requirements: During the six months ended March 31, 2006, our capital expenditures related primarily to investments in our drilling partnerships and pipeline expansions, in which we invested $32.1 million and $30.4 million, respectively.  For the three months and six months ended March 31, 2006 and the remaining quarters of fiscal 2006, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations.  We have established two credit facilities to fund our capital expenditures.

The level of capital expenditures we must devote to our exploration and production operations depends upon the level of funds raised through our drilling investment partnerships.  We have budgeted to raise up to $200.0 million in fiscal 2006 through drilling partnerships.  Through the six months ended March 31, 2006 we had raised $52.5 million.  We believe cash flows from operations and amounts available under our credit facility will be adequate to fund our contributions to these partnerships.  However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at March 31, 2006.

		Payments Due By Period
		(in thousands)
		Less than	2 - 3	4 - 5	After 5
Contractual cash obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)	$335,310	$1,365	$2,545	$2,400	$329,000
Secured revolving credit facilities	-	-	-	-	-
Operating lease obligations	4,719	1,851	2,341	525	2
Capital lease obligations	-	-	-	-	-
Unconditional purchase obligations	-	-	-	-	-
Other long-term obligation	-	-	-	-	-
Total contractual cash obligations	$340,029	$3,216	$4,886	$2,925	$329,002

(1)
Not included in the table above are estimated interest payments calculated at the rates in effect at March 31, 2006 of: 2007 - $26.1 million; 2008 - $26.0 million; 2009 - $26.0 million; 2010 - $26.0 million and 2011 - $23.6 million.

		Payments Due By Period
		(in thousands)
		Less than	1 - 3	4 - 5	After 5
Other commercial commitments:	Total	1 Year	Years	Years	Years
Standby letters of credit	$17,525	$17,500	$25	$-	$-
Guarantees	-	-	-	-	-
Standby replacement commitments	-	-	-	-	-
Other commercial commitments	28,333	28,333	-	-	-
Total commercial commitments	$45,858	$45,833	$25	$-	$-

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

The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2006.  Only the potential impacts of hypothetical assumptions are analyzed.  The analysis does not consider other possible effects that could impact our business.

Interest Rate Risk.  At March 31, 2006, the amount outstanding under our credit facility increased to $46 million from $8.0 million at September 30, 2005.  The weighted average interest rate for this facility increased from 6.1% at September 30, 2005 to 7.7% at March 31, 2006 due to an increase in market index rates on these borrowings.

At March 31, 2006, Atlas Pipeline had a $225.0 million revolving credit facility ($0 outstanding at March 31, 2006). The weighted average interest rate for these borrowings was 6.6% at September 30, 2005. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $223,000.

Commodity Price Risk.  Our major market risk exposure in commodities is fluctuations in the pricing of our gas and oil production.  Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production.  Pricing for gas and oil production has been volatile and unpredictable for many years.  To limit our exposure to changing natural gas prices, we use hedges.  Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices.  These transactions are similar to NYMEX-based futures contracts, swaps and options, but also require firm delivery of the hedged quantity.  Thus, we limit these arrangements to much smaller quantities than those projected to be available at any delivery point.  For the twelve month period ending March 31, 2007, we estimate approximately 62% of our produced natural gas volumes will be sold in this manner, leaving our remaining production to be sold at contract prices in the month produced or at spot market prices.  We also negotiate with certain purchasers for delivery of a portion of natural gas we will produce for the upcoming twelve months.  The prices under most of our gas sales contracts are negotiated on an annual basis and are index-based. Our risk management objective is to lock in a range of pricing for expected production volumes.

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

At March 31, 2006, we had 108 open natural gas futures contracts related to natural gas sales covering 11,452,000 dekatherms (“Dth”) (net to us) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.94 per Dth. We recognized a gain of $1.4 million on settled contracts covering natural gas production for the three months and six months ended March 31, 2006. We recognized no gains or losses during the three months and six months ended March 31, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

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

Atlas Pipeline formally documents all relationships between hedging instruments and the items being hedged, including the risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Pipeline assesses both at the inception of the hedge and on an ongoing basis, whether the derivatives are effective in offsetting changes in the forecasted cash flow of hedged items. If Atlas Pipeline determines that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of correlation between the hedging instrument and the underlying commodity, Atlas Pipeline will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings. Atlas Pipeline recognized losses of $2.4 million and $669,000 related to the settlement of qualifying hedge instruments which are included in our consolidated statements of income for the three months ended March 31, 2006 and 2005, respectively. Atlas Pipeline also recognized a gain of $1.2 million and a loss of $224,000 related to the change in market value of non-qualifying or ineffective hedges which are included in our consolidated statements of income for the three months ended March 31, 2006 and 2005, respectively. Atlas Pipeline recognized losses of $8.0 million and $645,000 related to the settlement of qualifying hedge instruments which are included in our consolidated statements of income for the six months ended March 31, 2006 and 2005, respectively. Atlas Pipeline also recognized gains of $860,000 and $216,000 related to the change in market value of non-qualifying or ineffective hedges which are included in our consolidated statements of income for the six months ended March 31, 2006 and 2005, respectively.

At March 31, 2006 and September 30, 2005, we reflected net hedging liabilities on our balance sheets of $30.3 million and $46.7 million, respectively. Of the $2.9 million net loss in accumulated other comprehensive income (loss) at March 31, 2006, we will reclassify $800,000 of gains to our consolidated statements of income over the next twelve month period as these contracts expire, and $3.7 million of losses will be reclassified in later periods if the fair values of the instruments remain at current market values. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedging gains or losses are recorded within its consolidated statements of income while the hedge contract is open and may increase or decrease until settlement of the contract.

As of March 31, 2006, we (including Atlas Pipeline) had the following financial hedges in place:

Natural Gas Liquids Fixed - Price Swaps
Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(1)
Ended March 31,	(gallons)	(per gallon)	(in thousands)
2007	49,077,000	$0.733	$(9,269)
2008	36,099,000	0.712	(7,343)
2009	26,082,000	0.701	(5,208)
2010	6,426,000	0.746	(1,113)
			$(22,933)
Natural Gas Fixed - Price Swaps - Atlas(4)
Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended March 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2007	1,349,700	$10.760	$8,299
2008	4,842,900	8.760	(11,153)
2009	4,039,100	8.710	(495)
2010	1,220,700	8.350	1,244
			$(2,105)

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability(3)
Ended March 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2007	3,530,000	$7.530	$(466)
2008	930,000	7.257	(2,021)
2009	120,000	7.270	(132)
			$(2,619)

Natural Gas Basis Swaps
Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset(3)
Ended March 31,	(MMBTU)(2)	(per MMBTU)	(in thousands)
2007	3,870,000	$(0.673)	$(409)
2008	930,000	(0.538)	541
2009	120,000	(0.555)	45
			$177

Crude Oil Fixed - Price Swaps
Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended March 31,	(barrels)	(per barrel)	(in thousands)
2007	76,100	$53.149	$(1,198)
2008	80,400	56.759	(1,029)
2009	51,300	60.019	(437)
2010	27,000	62.700	(130)
			$(2,794)

Crude Oil Options
Production		Average	Fair Value
Period	Volumes	Strike Price	Liability(3)
Ended March 31,	(barrels)	(per barrel)	(in thousands)	Option Type
2007	9,900	$60.000	$-	Puts purchased
2007	9,900	73.380	-	Calls sold
2008	13,200	60.000	-	Puts purchased
2008	13,200	73.380	-	Calls sold
2009	21,600	60.000	-	Puts purchased
2009	21,600	72.178	-	Calls sold
2010	22,500	60.000	-	Puts purchased
2010	22,500	71.250	-	Calls sold
			$-
	Total net liability		$(30,274)

(1)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas and light crude prices.
(2)	MMBTU represents million British Thermal Units.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
(4)	Represents our hedged volumes. All others are related to Atlas Pipeline.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis. There were no changes during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

			Shares Purchased As	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price paid	Announced Plans or	Be Purchased Under
	Shares Purchased	Per Share	Programs	the Plans or Programs

January 1 - 31, 2006	-	-	-
February 1 - 28, 2006	7,500	63.26	7,500
March 1 - 31, 2006	-	$-	-
Total	7,500	$63.26	7,500	See Note 1

Note 1: In November 2005, the Company announced that its Board of Directors authorized a repurchase program through which the Company may repurchase up to $50.0 million ($49.4 million remaining at March 31, 2006) of its common stock. Repurchases may be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company and in accordance with the rules of the Securities and Exchange Commission, as applicable. The amount and timing of any repurchases will depend on market and other relevant conditions. Purchases may be increased, decreased, or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares.

Item 6.  Exhibits

 Exhibit No.             Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws(1)
3.3	Amendments to Bylaws(2)
10.1	Amended and Restated Credit Agreement among Atlas America, Inc., Wachovia Bank, National Association and other banks party thereto, dated April 27, 2006.
31.1	Rule 13(a)-14(a)/15d-14(a) Certification.
31.2	Rule 13(a)-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(1)	Previously filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2004.
(2)	Previously filed as an exhibit to our Form 8-K filed on May 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS AMERICA, INC.
(Registrant)

Date: May 9, 2006	By: /s/ Matthew A. Jones
Matthew A. Jones
Chief Financial Officer

Date: May 9, 2006	By: /s/Nancy J. McGurk
Nancy J. McGurk Senior Vice President and Chief Accounting Officer