Form 10-QT
period 2005-12-31
ATLAS AMERICA INC
filed 2006-07-24
CIK 1279228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2005 to December 31, 2005

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
Largeacceleratedfiler   ☐       Acceleratedfiler   ☒      Non-acceleratedfiler   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock on February 1, 2006 was 13,355,065 shares.

ATLAS AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATLAS AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$55,155	$18,281
Accounts receivable	89,830	73,996
Prepaid expenses	5,772	5,063
Deferred tax asset	6,249	6,970
Advances to affiliate	492	-
Total current assets	157,498	104,310

Property and equipment, net	658,347	505,967
Intangible assets, net	60,959	18,708
Other assets, net	74,313	15,360
Goodwill	105,063	115,366
	$1,056,180	$759,711
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,351	$122
Accounts payable	56,769	31,477
Liabilities associated with drilling contracts	70,514	60,971
Accrued producer liabilities	32,537	32,543
Accrued hedge liability	24,107	37,663
Accrued liabilities	33,091	18,231
Advances from affiliate	-	111
Total current liabilities	218,369	181,118

Long-term debt	297,430	191,605
Deferred tax liability	29,369	28,903
Other liabilities	54,865	47,612

Minority interest	323,297	190,122

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000,000 authorized shares	-	-
Common stock, $0.01 par value: 49,000,000 authorized shares	133	133
Additional paid-in capital	75,967	75,637
Treasury stock, at cost	(73)	-
ESOP loan receivable	(564)	(583)
Accumulated other comprehensive loss	(5,116)	(5,615)
Retained earnings	62,503	50,779
Total stockholders’ equity	132,850	120,351
	$1,056,180	$759,711

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2005	2004

REVENUES
Well drilling	$42,145	$30,558
Gas and oil production	24,086	14,659
Transmission, gathering and processing	128,740	43,229
Drilling management fee	1,576	-
Well services	2,561	2,248
	199,108	90,694

COSTS AND EXPENSES
Well drilling	36,648	26,573
Gas and oil production and exploration	1,738	1,249
Transmission, Gathering and processing	109,889	35,680
Well services	1,487	1,191
General and administrative	8,048	1,660
Compensation reimbursement - affiliate	163	213
Depreciation, depletion and amortization	10,324	5,872
	168,297	72,438

OPERATING INCOME	30,811	18,256

OTHER INCOME (EXPENSE)
Interest expense	(6,147)	(1,690)
Minority interest in Atlas Pipeline Partners, L.P.	(6,745)	(7,220)
Arbitration settlement, net	-	4,446
Other, net	691	102
	(12,201)	(4,362)

Income from continuing operations before income taxes	18,610	13,894
Provision for income taxes	6,886	5,002
Net income	$11,724	$8,892

Net income per common share - basic
Net income per common share - basic	$.88	$.67
Weighted average common shares outstanding	13,335	13,333

Net income per common share - diluted
Net income per common shares - diluted	$.87	$.67
Weighted average common shares outstanding	13,477	13,338

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2005
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		ESOP Loan	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Receivable	Income (Loss)	Earnings	Equity

Balance, October 1, 2005	13,334,703	$133	$75,637	-	$-	$(583)	$(5,615)	$50,779	$120,351
Net Income								11,724	11,724
Other comprehensive income							499		499
Issuance of common stock	1,328	-	64						64
Repurchase of common stock, at cost				(1,335)	(73)				(73)
Repayment of ESOP loan						19			19
Stock option compensation	-	-	266	-	-	-	-	-	266
Balance, December 31, 2005	13,336,031	$133	$75,967	(1,335)	$(73)	$(564)	$(5,116)	$62,503	$132,850

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

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Change in Fiscal Year End

On June 15, 2006, the Company’s Board of Directors approved the change of the Company’s year end to December 31 from September 30. This transition report is identical, in all material respects, to the Form 10-Q filed by the Company on February 9, 2006 for the quarter ended December 31, 2005 except that these financial statements have been updated for subsequent events and certain reclassifications occurring after December 31, 2005 pursuant to Rule 13a-10 of the Securities and Exchange Commission for transition period reporting.

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of December 31, 2005 and for the three months ended December 31, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three months ended December 31, 2005 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2006. Certain reclassifications have been made to the consolidated financial statements as of September 30, 2005 and for the three months ended December 31, 2005 and 2004 to conform to the presentation as of and for the three months ended December 31, 2005 and March 31, 2006.

Spin-off from Resource America, Inc.

On June 30, 2005, Resource America, Inc. (“RAI”) (NASDAQ: REXI) distributed its remaining 10.7 million shares of the Company to its stockholders in the form of a tax-free dividend. Each stockholder of RAI received 0.59367 shares of the Company for each share of RAI common stock owned as of June 24, 2005, the record date. Although the distribution itself is tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among the Company and some of its subsidiaries. The Company anticipates that it may reimburse to RAI all or a portion of any liability arising from this transaction. As of July 1, 2005, RAIno longer includes the company in its consolidated financial statements or tax returns. In connection with the spin-off, RAI and the Company entered into a series of agreements, including a tax matters agreement and a transition services agreement, which govern the future contractual obligations between the two companies.

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
December 31, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Recently Issued Financial Accounting Standards

In May2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No.154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Company’s financial position or results of operations.

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

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. The adoption of the interpretation did not have a significant impact on the Company’s financial position or results of operations.

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

	Three Months Ended December 31,
	2005	2004
Net income	$11,724	$8,892
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts, net of tax of $653 and ($1,351)	(1,112)	2,402
Less: reclassification adjustment for (gain) loss realized in net income, net of tax of ($946) and $29	1,611	(51)
	499	2,351
Comprehensive income	$12,223	$11,243

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Earnings per share - diluted is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and dilutive potential shares issuable during the period. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of the Company’s stock incentive plan over the number of such shares that could have been reacquired (at the weighted average price of shares during the period) with the proceeds received from the exercise of the options. Per share information has not been restated for the stock split, which occurred in March 2006 (see Note 15).

	Three Months Ended December 31,
	2005	2004
	(in thousands)
Net Income	$11,724	$8,892

Weighted average common shares outstanding-basic	13,335	13,333
Dilutive effect of stock option and award plan	142	5
Weighted average common shares-diluted	13,477	13,338

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

Property and equipment consists of the following at the dates indicated (in thousands):

	December 31, 2005	September 30, 2005
Mineral interests:
Proved properties	$2,308	$2,852
Unproved properties	1,002	1,002
Wells and related equipment	273,725	255,879
Pipelines, processing and compression facilities	445,859	304,523
Rights-of-way	15,769	15,110
Land, building and improvements	7,799	7,793
Support equipment	4,201	3,675
Other	6,292	5,251
	756,955	596,085
Accumulated depreciation, depletion and amortization:
Oil and gas properties and pipelines	(94,105)	(85,824)
Other	(4,503)	(4,294)
	(98,608)	(90,118)
	$658,347	$505,967

In April 2005, Atlas Pipeline completed the acquisition of ETC Oklahoma Pipeline, Ltd. (“Elk City”) and, in October 2005, the acquisition of a 75% interest in NOARK Pipeline System, Limited Partnership (“NOARK”) for an aggregate of approximately $375.8 million (see Note 12). The purchase price allocationsfor these acquisitionsare based on estimated values determined by Atlas Pipeline, which are subject to adjustment and could change significantly as they are futher evaluated.At December 31, 2005, the portion of the purchase price allocated to property, plant and equipment for these acquisitionsare included in the pipelines, processing and compression facilities category within the above table.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(Unaudited)

NOTE 6 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

Other Assets

The following table provides information about other assets at the dates indicated (in thousands):

	December 31, 2005	September 30, 2005
Deferred financing costs, net of accumulated amortization of $3,063 and $2,519	$15,654	$5,524
Investments	1,647	1,647
Security deposits	1,725	1,779
Minority interest in NOARK	41,481	-
Hedge receivable - long term	13,727	5,970
Other	79	440
	$74,313	$15,360

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

Partnership and operating contracts. Included in intangible assets are partnership management and operating contracts acquired throughacquisitions which are recorded at fair value on their acquisition dates. The Company amortizes contracts acquired on the declining balance and straight-line methods, over their respective estimated lives, ranging from five to 13 years. Amortization expense for these contracts for the three months ended December 31, 2005 and 2004 was $220,000 and $233,000, respectively.

The aggregate estimated annual amortization expense of customer and partnership management and operating contracts is approximately $5.4 million for each of the succeeding five-years ended December 31.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(Unaudited)

NOTE 6 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL - (Continued)

The following table provides information about intangible assets at the dates indicated (in thousands):

	December 31, 2005		September 30, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer contracts and relations	$56,950	$(2,081)	$12,891	$(492)
Partnership management and operating contracts	14,343	(8,253)	14,343	(8,034)
Intangible assets	$71,293	$(10,334)	$27,234	$(8,526)

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

	December 31, 2005	September 30, 2005

Goodwill at beginning of period, net of accumulated amortization of $4,532	$115,366	$37,470
Adjustment to goodwill related to Atlas Pipeline acquisitions (see Note 12)	(10,303)	77,896
Goodwill at end of period, net of accumulated amortization of $4,532	$105,063	$115,366

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

The Company accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, Accounting for Asset Retirement Obligations.

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Asset retirement obligations, beginning of period	$17,651	$4,888
Liabilities incurred	725	650
Liabilities settled	-	(4)
Accretion expense	123	84
Asset retirement obligations, end of period	$18,499	$5,618

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

NOTE 8 - DEBT

Total debt consists of the following at the dates indicated (in thousands):

	December 31, 2005	September 30, 2005
Senior notes - Atlas Pipeline	$250,000	$-
Revolving credit facility - Atlas Pipeline	9,500	183,500
Revolving credit facility	-	8,000
Installment notes - NOARK	39,000	-
Other debt	281	227
	298,781	191,727
Less current maturities	1,351	122
	$297,430	$191,605

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(Unaudited)

NOTE 8 - DEBT - (Continued)

In connection with a registration rights agreement entered into by Atlas Pipeline upon issuance of the Senior Notes, Atlas Pipeline agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission within 120 days of issuance of the Senior Notes, (b) cause the exchange offer registration statement to be declared effective by the Securities and Exchange Commission within 210 days of issuance, and (c) cause the exchange offer to be consummated within 240 days of issuance. If Atlas Pipeline does not meet the aforementioned deadlines, the Senior Notes will be subject to additional interest, up to 1% per annum; until such time that the deadlines have been met. Atlas Pipeline filed the exchange offer registration statement with the Securities and Exchange Commission on April 19, 2006, which became effective on July 11, 2006.

Atlas Pipeline Credit Facility. In June 2006, Atlas Pipeline entered into an amendment to its revolving credit agreement, dated April 14, 2005, with Wachovia Bank, N.A. (“Wachovia”), and the other lenders in the syndicated facility. The amendment to the agreement:

•	extended the maturity date of the credit facility from April 13, 2010 to June 29, 2011;

•	reduced the applicable margin, which is a component of the interest rate at which Atlas Pipeline’s borrowings under the credit facility bear interest, by 0.5%;

•	reduced the commitment fee;

•
changed the ratio of senior secured debt to EBITDA that Atlas Pipeline is required to maintain to 4.0 and permits an automatic increase in the ratio to 4.5 for up to three quarters after an acquisition of assets by Atlas Pipeline; and

•	changed the ratio of funded debt to EBITDA that Atlas Pipeline is required to maintain to 5.25 and permits an automatic increase in the ratio to 5.75 for up to three quarters after an acquisition.

Installment notes - NOARK. Upon Atlas Pipeline’s acquisition of a 75% interest in NOARK at October 31, 2005, NOARK’s subsidiary, NOARK Pipeline Finance, L.L.C., had $66.0 million in principal amount outstanding of 7.15% notes due in 2018. The notes are governed by an indenture dated June 1, 1998 for which UMB Bank, N.A. serves as trustee. Interest on the notes is payable semi-annually, in cash, in arrears on June 1 and December 1 of each year. Liability under the notes was originally allocated severally 40% to Enogex and 60% to Southwestern, and the parties were several guarantors for their respective allocations. The notes are subject to a semi-annual redemption in installments of $600,000each at a redemption price of 100% of the principal, plus accrued and unpaid interest. Additionally, at the option of either Enogex or Southwestern, notes in an aggregate principal amount guaranteed by either company as of a particular payment date may be redeemed at such notes’ redemption price plus a make-whole premium and unpaid interest accrued to that date by giving the trustee at least 60 days notice. As part of the NOARK acquisition, Enogex agreed to redeem its portion of the notes as promptly as practicable after the closing. The redemption of $26.4 million of the notes occurred on December 5, 2005. At December 31, 2005, $39.0 million of notes remain outstanding and are presented on the Company’s consolidated balance sheet, for which Southwestern remains liable. Under the NOARK partnership agreement, payments on the notes will be made from amounts otherwise distributable to Southwestern and, if that amount is insufficient, Southwestern is required to make a capital contribution to NOARK. NOARK distributes cash available for distribution to the partners, after amounts payable on their respective allocations of the notes, in accordance with their percentage interests.

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

At December 31, 2005, the Company had 60 open natural gas futures contracts related to natural gas sales covering 17,670,000 dekatherms (“Dth”) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $9.24 per Dth. The Company has not recognized any income or loss on settled contracts covering natural gas production for the three months ended December 31, 2005 or 2004, respectively. The Company recognized no gains or losses during the three months ended December 31, 2005 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

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

As of December 31, 2005, the Company (including Atlas Pipeline) had the following NGLs, natural gas, and crude oil volumes hedged:

Natural Gas Liquids Fixed - Price Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Liability(2)
Ended December 31,	(gallons)	(per gallon)	(in thousands)
2006	40,068,000	$0.683	$(12,119)
2007	36,036,000	0.717	(9,157)
2008	33,012,000	0.697	(7,365)
			$(28,641)
Natural Gas Fixed - Price Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Asset(3)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006(4)	3,370,000	$11.62	$3,190
			$3,190

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(Unaudited)

NOTE 9 - DERIVATIVE INSTRUMENTS - (Continued)

Natural Gas Fixed - Price Swaps

Production Period	Volumes	Average Fixed Price	Fair Value Liability(3)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	1,100,000	$6.985	$(4,093)
2006 (4)	680,000	10.76	(312)
2007	1,080,000	7.255	(3,242)
2007 (4)	6,420,000	8.770	(7,714)
2008	240,000	7.270	(606)
2008 (4)	7,200,000	8.400	(6,242)
			$(22,209)
Natural Gas Basis Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Asset(3)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	1,200,000	$-0.551	$3,916
2007	1,080,000	-0.535	3,581
2008	240,000	-0.555	808
			$8,305
Fixed Purchase Price - Price Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Liability(3)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	442,500	$7.429	$(1,711)
			$(1,711)
Fixed Price Purchase Basis Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Asset(3)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	527,500	$-0.544	$1,776
			$1,776
Plant Volume Reduction Fixed - Price Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Asset(3)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	(1,650,000)	$7.255	$5,694
			$5,694
Plant Volume Reduction Basis Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Liability(2)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	(1,800,000)	$-0.495	$(6,165)
			$(6,165)

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(Unaudited)

NOTE 9 - DERIVATIVE INSTRUMENTS - (Continued)

Crude Oil Fixed - Price Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Liability(3)
Ended December 31,	(barrels)	(per barrel)	(in thousands)
2006	77,600	$51.545	$(881)
2007	80,400	56.069	(643)
2008	62,400	59.267	(223)
			$(1,747)
		Total liability	$(41,508)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas and light crude prices.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
(4)	Represents ATLS’ hedged volumes. All others are related to Atlas Pipeline.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	December 31, 2005		September 30, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$18,965	$18,965	$20,963	$20,963
	$18,965	$18,965	$20,963	$20,963
Liabilities
Derivative instruments	$(60,473)	$(60,473)	$(67,625)	$(67,625)
	$(60,473)	$(60,473)	$(67,625)	$(67,625)
	$(41,508)	$(41,508)	$(46,662)	$(46,662)

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(Unaudited)

NOTE 10 - OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS - (Continued)

Three Months Ended December 31, 2005 (in thousands):
	Well Drilling	Production and Exploration	Transmission, Gathering and Processing(a)	Other(b)	Total
Revenues from external customers	$42,145	$24,086	$127,333	$5,544	$199,108
Interest income	-	-	428	21	449
Interest expense	-	-	5,717	430	6,147
Depreciation, depletion and amortization	-	4,477	5,410	437	10,324
Segment profit (loss)	5,012	17,089	10,200	(14,411)	18,610
Goodwill	6,389	21,527	67,593	7,249	105,063
Segment assets	8,428	256,210	645,801	54,565	1,056,180

Three Months Ended December 31, 2004 (in thousands):
	Well Drilling	Production and Exploration	Transmission, Gathering and Processing(a)	Other(b)	Total
Revenues from external customers	$30,558	$14,659	$42,070	$3,407	$90,694
Interest income	-	-	63	50	113
Interest expense	-	-	1,170	520	1,690
Depreciation, depletion and amortization	-	2,804	2,162	361	5,872
Segment profit (loss)	3,678	10,666	3,648	(4,168)	13,894
Goodwill	6,389	21,527	2,305	7,249	37,470
Segment assets	9,006	185,347	196,659	47,822	438,834

(a)	Includes revenues and expenses from Atlas Pipeline’s operations.

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(Unaudited)

NOTE 11 - BENEFIT PLANS

In December2004, the FASB issued SFAS No.123R, Share-Based Payment (“SFAS No.123R”). SFAS No. 123R is a revision of SFAS No.123, Accounting for Stock-Based Compensation (“SFAS No.123”), and supersedes Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees (“APB No.25”), and its related implementation guidance. On October1, 2005, the Company adopted the provisions of SFAS No.123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No.123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. For the three months ended December 31, 2005, the Company recorded compensation expense of $168,000, net of taxes of $98,000. At December 31, 2005, the Company had unamortized compensation expense of $3.7 million. There were no options granted or exercised in either of the three month periods ended December 31, 2005 and 2004.

Prior to the adoption of SFAS No.123R, the Company followed the intrinsic value method in accordance with APB No.25 to account for its employee stock options. Accordingly, no compensation expense was recognized upon the issuance of stock options under the Company’s stock incentive plan; however, compensation expense was recognized in connection with the issuance of deferred units granted under the incentive plan. The adoption of SFAS No.123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation. Specifically, the adoption of SFAS No.123R resulted in the recording of compensation expense for employee stock options.Results for the three months ended December 31, 2004 have not been restated. Had compensation expense for employee stock options granted under the Company’s Stock Incentive Plan been determined based on fair value at the grant date consistent with SFAS No.123, the Company’s net income for the three months ended December31, 2004 would have been reduced to the pro forma amounts indicated below. Per share information has not been restated for the stock split which occurred in March 2006 (see Note 15).

Three Months Ended December 31, 2004 (in thousands, except per share data)
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

Employee Stock Ownership Plan. In June 2005, in connection with the spin-off from RAI, the Company established an Employee Stock Ownership Plan ("ESOP"). The ESOP, which is a qualified non-contributory retirement plan, was established to acquire shares of the Company's common stock for the benefit of all employees who are 21 years of age or older and have completed 1,000 hours of service for the Company. In addition, as a result of the spin-off, the ESOP holds 167,000 shares of RAI stock, of which 127,000 are allocated to participants.The Company loaned $602,000 (payable in quarterly installments of $18,508 plus interest at 7.5%) to the ESOP, which was used by the ESOP to acquire the remaining unallocated 40,375 shares of RAI common stock. Contributions to the ESOP are made at the discretion of the Company's Board of Directors. The cost of shares purchased by the ESOP but not yet allocated to participants is shown as a reduction of stockholders’ equity. The unearned benefits expense (a reduction in stockholders' equity) will be reduced by the amount of any loan principal payments made by the ESOP to the Company. Any dividends which may be paid on allocated shares will reduce retained earnings; dividends on unearned ESOP shares will be used to service the related debt.

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

The following data presents unaudited pro forma revenues, net income and basic and diluted net income per share of common stock for the Company as if the acquisitions discussed above, Atlas Pipeline'sequity offerings in June and November 2005, the net proceeds of which were utilized to repay debt borrowed to finance the acquisitions (see Note 13) and the debt offering in December 2005, had occurred on October 1, 2004. The Company has prepared these pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if Atlas Pipeline had completed these acquisitions at October 1, 2004 or the results that will be attained in the future. The pro-forma financial information for the three months ended December 31, 2005, is immaterial and therefore has not been presented. Per share information has not been restated for the stock split which occurred in March 2006 (see Note 15).

	Three Months Ended December 31, 2004
	As Reported	Pro Forma Adjustments	Pro Forma
	(in thousands, except per share amounts)
Revenues	$90,694	$76,747	$167,441
Net income	$8,892	$(218)	$8,674
Net income per common share outstanding - basic	$.67	$(.02)	$.65
Weighted average common shares - outstanding basic	13,333	-	13,333
Net income per common share - diluted	$.67	$(.02)	$.65
Weighted average common shares	13,338	-	13,338

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

NOTE 15 - COMMON STOCK SPLIT

In February 2006, the Company’s Board of Directors authorized a three-for-two split of the Company’s common stock to be effected in the form of a 50% stock dividend. All shareholders of recordas of February 28, 2006 received one additional share of common stock for every two shares held on that date. The additional shares of common stock were distributed on March 10, 2006, in the form of a stock dividend. Information pertaining to shares and earnings per share has not been restated in the accompanying financial statements and notes to the consolidated financial statements to reflect this split. This information is presented after the stock dividend was distributed (i.e. with the Company’s March 31, 2006 interim financial statements).

NOTE 16 - SUBSEQUENT EVENTS

Proposed Public Offering

In February 2006, the Company announced that it intends to transfer to a newly-formed wholly-owned limited liability company subsidiary of the Company substantially all of its natural gas and oil exploration and production assets. The Company intends to make a registered initial public offering of a minority interest, estimated to be 17%, in the newly-formed subsidiary.

New Credit Facility

In April 2006, the Company increased its credit facility, which is led by Wachovia, to a maximum of $200.0 million. The revolving credit facility has a current borrowing base of $150.0 million which may be redetermined subject to changes in the Company’s oil and gas reserves. Up to $50.0 million of the facility may be in the form of standby letters of credit. The facility is secured by the Company’s assets and bears interest at either the base rate plus the applicable margin or at the adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin, elected at the Company’s option.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(Unaudited)

NOTE 16 - SUBSEQUENT EVENTS - (Continued)

The base rate for any day equals the higher of the federal funds rate plus 0.50% or the Wachovia prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin ranges from 0.0% to 0.75% for base rate loans and 1.0% to 1.75% for LIBOR loans.

The Wachovia credit facility requires the Company to maintain specified ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”). In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by the Company, on a cumulative basis, to 50% of the Company’s net income from October 1, 2005 to the date of determination plus $5.0 million. The facility terminates in April 2011, when all outstanding borrowings must be repaid. At December 31, 2005 and September 30, 2005, $0 and $9.5 million, respectively, were outstanding under this facility, including $16.5 million and $1.5 million, respectively, under letters of credit which are not reflected as borrowings on the Company’s consolidated balance sheet.

Atlas Pipeline Equity Offerings

In July 2006, the Company'swholly-owned subsidiary, Atlas Pipeline Holdings, L.P. ("AP Holdings"), commenced an initial public offering of 3.6 million common units pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission representing an approximate 17.0% limited partner interest in it. Upon completion of this offering, AP Holdings will own the general partner interest, all of the incentive distribution rights and an approximate 12.6% limited partner interest in Atlas Pipeline. This public offering is expected to generate proceeds of approximately $103.0 million.

In March 2006, Atlas Pipeline sold 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC, an affiliate of Elliott & Associates, with aggregate proceeds of $30.0 million. On May 19, 2006, Atlas Pipeline exercised its right to require Sunlight Capital Partners to purchase an additional 10,000 preferred units on the same terms for proceeds of $10 million. The preferred units are convertible, at the holder’s option, into Atlas Pipeline’s common units commencing on the date immediately following the first record date after March 13, 2007 at a conversion price equal to the lesser of $41.00 or 95% of the market price of Atlas Pipeline’s common units as of the date of the notice of conversion. The Company’s interest in Atlas Pipeline decreased to 13.4% as a result of these offerings.

The preferred units are reflected on the Company’s March 31, 2006 consolidated balance sheet in Minority Interest and recorded at the amount of net proceeds received less an imputed dividend cost. The imputed dividend cost is the result of preferred units not having a dividend yield during the first year after their issuance on March 13, 2006. The initial imputed dividend cost of $1.9 million on the preferred units was recorded within accrued liabilities on the March 31, 2006 consolidated balance sheet and is based upon the present value of the net proceeds received using the 6.5% stated yield commencing March 13, 2007. The imputed dividend cost will be amortized for the period from issuance of the preferred units through March 13, 2007, and the amortization will be presented as a reduction of net income. Dividends accrued and paid on the preferred units and any premium paid upon their redemption, if any, will be recognized as a reduction to Atlas Pipeline’s net income in determining net income attributable to common unitholders and the general partner.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005
(Unaudited)

NOTE 16 - SUBSEQUENT EVENTS - (Continued)

In May 2006, Atlas Pipeline sold approximately $19.8 million of its common units in a public offering under its previously filed shelf registration statement. Atlas Pipeline used the net proceeds from the sale to repay a portion of borrowings under its credit facility in connection with its recent acquisition of the remaining 25% interest in NOARK.

Atlas Pipeline Other Subsequent Events

In May 2006, Atlas Pipeline acquired the remaining 25% equity interest in NOARK from Southwestern Energy Company. Prior to this transaction, Atlas Pipeline owned a 75% equity ownership interest in NOARK, which was acquired in October 2005 from Enogex, Inc. Total consideration for the acquisition of $65.5 million, net of approximately $3.5 million for working capital purposes, was funded through borrowings under Atlas Pipeline’s credit facility. In connection with this acquisition, Southwestern Energy Company acquired the issuer of the NOARK notes and agreed to retain the obligation for the outstanding NOARK notes. As a result, neither NOARK nor Atlas Pipeline have any further liability in connection with the installment notes.

In May 2006, Atlas Pipeline issued an additional $35.0 million of senior unsecured notes due 2015 in a private placement at 103% of par value for net proceeds of $36.1 million, including accrued interest and net of initial purchaser’s discount and other transaction costs. Atlas Pipeline used the net proceeds from the private placement to partially repay borrowings under its credit facility made in connection with the recent acquisition of the remaining 25% interest in NOARK. As part of the offering, NOARK and its subsidiaries became guarantors of the senior notes.

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

General

During the three months ended December 31,2005, we continued to grow our operations, increasing our total assets, revenues, number of wells drilled and number of wells operated.

Our gross revenues depend, to a significant extent, on the price of natural gas and oil, which can fluctuate significantly. We seek to balance this volatility with the more stable net income from our well drilling and well servicing operations which are principally fee-based. Our business strategy for increasing our reserve base includes acquisitions of undeveloped properties or companies with significant amounts of undeveloped property. At December 31,2005, we had $58.5 million available under our credit facility, which could be employed to finance such acquisitions.

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

Recent Developments

The Company

In January 2006, our subsidiary, Atlas Pipeline Holdings, L.P. (“Atlas Holdings”), filed a registration statement with the Securities and Exchange Commission for an initial public offering of 3.6 million common units, representing an approximate 17% limited partner interest in it. Upon completion of this offering, Atlas Holdings will own the general partner interest, all of the incentive distribution rights and an approximate 12.6% limited partner interest in Atlas Pipeline.

In February 2006, our Board of Directors approved a three-for-two stock split effected in the form of a stock dividend. Shareholders of record as of February 28, 2006, received one additional share of common stock for each two shares of common stock they own on that date. The shares were distributed on March 10, 2006. As of February 6, 2006, there were approximately 13.3 million shares of our common stock issued and outstanding. After the split, there were approximately 20.0 million shares of our common stock outstanding and the adjusted per-share stock price was reported by the Nasdaq Stock Market, effective March 3, 2006.

In April 2006, we increased our credit facility, which is led by Wachovia Bank, N.A., or Wachovia, to a maximum of $200.0 million. The revolving credit facility has a current borrowing base of $150.0 million which may be redetermined subject to changes in our oil and gas reserves. Up to $50.0 million of the facility may be in the form of standby letters of credit. The facility is secured by our assets and bears interest at either the base rate plus the applicable margin or at the adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin, elected at our option.

The base rate for any day equals the higher of the federal funds rate plus 0.50% or the Wachovia prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for euro currency funding. The applicable margin ranges from 0.0% to 0.75% for base rate loans and 1.00% to 1.75% for LIBOR loans.

The Wachovia credit facility requires us to maintain specified ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”). In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by us, on a cumulative basis, to 50% of our net income from October 1, 2005 to the date of determination plus $5.0 million. The facility terminates in April 2011, when all outstanding borrowings musts be repaid. At December 31, 2005 and September 30, 2005, $0 and $9.5 million, respectively, were outstanding under this facility, including $16.5 million and $1.5 million, respectively, under letters of credit which are not reflected as borrowings on the Company’s consolidated balance sheet.

Atlas Pipeline

In October 2005, Atlas Pipeline acquired all of the outstanding equity interests in a subsidiary of OGE Energy Corp., which owns a 75% operating interest in NOARK Pipeline System, Limited Partnership, or NOARK. NOARK’s assets include a FERC-regulated interstate pipeline and an unregulated natural gas gathering system. Total consideration of $179.8 million, including $16.8 million for working capital adjustments and other related transaction costs, was funded through borrowings under Atlas Pipeline’s amended credit facility. The remaining 25% interest in NOARK is owned by Southwestern Energy Pipeline Company (“Southwestern”), a wholly-owned subsidiary of Southwestern Energy Company.

In November 2005, Atlas Pipeline sold 2,700,000 limited partner units in a public offering for gross proceeds of $113.4 million. In addition, pursuant to an option granted to the underwriters of the offering, Atlas Pipeline sold 330,000 limited partner units on December 27, 2005 for gross proceeds of $13.9 million, or aggregate total gross proceeds of $127.3 million including the November 2005 offering. The units were issued under Atlas Pipeline’s previously filed Form S-3 shelf registration statement. The sale of the units resulted in net proceeds of approximately $120.9 million, after underwriting commissions and other transaction costs. Atlas Pipeline primarily utilized the net proceeds from the sale of the units to repay a portion of the amounts due under its credit facility.

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

In March 2006, Atlas Pipeline sold 30,000 6.5% cumulative convertible preferred units representing limited partner interests to Sunlight Capital Partners, LLC, an affiliate of Elliott & Associates, with aggregate proceeds of $30.0 million. On May 19, 2006, Atlas Pipeline sold an additional 10,000 preferred units to Sunlight Capital Partners, LLC for $10.0 million on the same terms. Atlas Pipeline has the right, subject to specified conditions, before June 11, 2006, to require Sunlight Capital Partners to purchase an additional 10,000 preferred units on the same terms. The preferred units are entitled to receive dividends of 6.5% per annum commencing on March 13, 2007, which will accrue and be paid quarterly on the same date as the distribution payment date for Atlas Pipeline’s common units. The preferred units are convertible, at the holder’s option, into Atlas Pipeline’s common units commencing on the date immediately following the first record date after March 13, 2007 at a conversion price equal to the lesser of $41.00 or 95% of the market price of Atlas Pipeline’s common units as of the date of the notice of conversion. Atlas Pipeline may elect to pay cash rather than issue common units in satisfaction of a conversion request. Atlas Pipeline has the right to call the preferred units at a specified premium. Atlas Pipeline has agreed to file a registration statement to cover the resale of the common units underlying the preferred units. The net proceeds from the issuance of the preferred units will be used to fund a portion of its capital expenditures in 2006, including the construction of the Sweetwater gas plant and related gathering system.

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

Atlas Pipeline Credit Facility. In June 2006, Atlas Pipeline entered into an amendment to its revolving credit agreement, dated April 14, 2005, with Wachovia Bank, N.A., and the other lenders in the syndicated facility. The amendment to the agreement:

•	extended the maturity date of the credit facility from April 13, 2010 to June 29, 2011;

•	reduced the applicable margin, which is a component of the interest rate at which Atlas Pipeline’s borrowings under the credit facility bear interest, by 0.5%;

•	reduced the commitment fee;

•
changed the ratio of senior secured debt to EBITDA that Atlas Pipeline is required to maintain to 4.0 and permits an automatic increase in the ratio to 4.5 for up to three quarters after an acquisition of assets by Atlas Pipeline; and

•	changed the ratio of funded debt to EBITDA that Atlas Pipeline is required to maintain to 5.25 and permits an automatic increase in the ratio to 5.75 for up to three quarters after an acquisition.

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

Our well drilling gross margin was $5.5 million in the three months ended December 31, 2005, an increase of $1.5 million from $4.0 million in the three months ended December 31, 2004. During the three months ended December 31,2005, the increase in gross margin was attributable to an increase in the number of wells drilled ($1.5 million) and an increase in the gross profit per well ($13,000). Since our drilling contracts are on a “cost plus” basis (typically cost plus 15%), an increase in our average cost per well also results in an increase in our average revenue per well. The increase in our average cost per well in the three months ended December 31,2005 resulted from an increase in the cost of tangible equipment, leases, site preparation and reclamation expenses, as well as increased costs due to drilling into deeper formations. In addition, it should be noted that “Liabilities associated with drilling contracts” on our balance sheet includes $59.0 million of funds raised in our drilling investment programs in calendar 2005 that have not been applied to drill wells as of December 31,2005 due to the timing of drilling operations, and thus had not been recognized as well drilling revenue. We expect to recognize this amount as revenue in the remainder of fiscal 2006. We completed our fundraising for calendar 2005 in November 2005 with a total of $52.1 million raised bringing the total for the calendar year to $113.7 million. We anticipate higher oil and gas prices will continue to favorably impact our fundraising and therefore our drilling revenues in fiscal 2006.

Gas and Oil Production

The following table sets forth information relating to our production revenues, production volumes, sales prices, production costs and depletion for the periods indicated:

	Three Months Ended December 31,
	2005	2004
Production revenues (in thousands):
Gas (1)	$21,851	$12,697
Oil	$2,227	$1,942

Production volume:
Gas (mcf/day) (1) (3)	21,468	20,286
Oil (bbls/day)	431	447
Total (mcfe/day) (3)	24,054	22,968

Average sales prices:
Gas (per mcf) (3)	$11.06	$6.80
Oil (per bbl) (3)	$56.13	$47.17

Production costs (2):
As a percent of production revenues	7%	8%
Per mcfe (3)	$.78	$.57

Depletion per mcfe (3)	$2.01	$1.28

(1)	Excludes sales to landowners.
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

Our natural gas revenues were $21.9 million in the three months ended December 31,2005, an increase of $9.2 million (72%) from $12.7 million in the three months ended December 31,2004. The increase in the three months ended December 31, 2005 was attributable to an increase in the average sales price of natural gas of 63% for the three months ended December 31,2005 and an increase of 6% in the volume of natural gas produced in the three months ended December 31,2005. The $9.2 million increase in gas revenues in the three months ended December 31,2005 as compared to the prior period consisted of $8.0 million attributable to increases in natural gas sales prices, and $1.2 attributable to increased production volumes.

The increase in our gas production volumes resulted from new wells drilled for our investment partnerships. We believe that gas volumes will be favorably impacted in the remainder of fiscal 2006 as ongoing projects to extend and enhance our gathering systems in the Appalachian Basin are completed and wells drilled are connected in these areas of expansion.

Our oil revenues were $2.2 million in the three months ended December 31,2005, an increase of $285,000 (15%), from $1.9 million in the three months ended December 31, 2004, primarily due to an increase in the average sales price of oil of 19% for the three months ended December 31,2005. The $285,000 increase in oil revenues in three months ended December 31,2005 as compared to the prior period consisted of $369,000 attributable to increases in sales prices, partially offset by a decrease of $84,000 attributable to decreased production volumes.

Our production costs were $1.7 million in the three months ended December 31,2005, an increase of $523,600 (44%) from $1.2 million in the three months ended December 31,2004. These increases include an increase in pumping labor and an increase in transportation expenses associated with increased production volumes and natural gas sales prices, as a portion of our wells are charged transportation based on the sales price of the gas transported. The decrease in production costs as a percent of production revenues in the three months ended December 31, 2005 as compared to December 31, 2004 was an increase in our average sales price which more than offset the slight increase in production costs per mcfe.

Transmission, Gathering and Processing

Our transmission, gathering and processing revenues and related expenses for the three months ended December 31,2005 increased significantly from the prior year periods due to Atlas Pipeline’s acquisitions of Elk City on April 15, 2005 and NOARK on October 31, 2005.

Our revenues increased $85.5 million (198%) to $128.7 million for the three months ended December 31, 2005 from $43.2 million for the three months ended December 31,2004, primarily due to contributions from Elk City & NOARK and an increase in commodity prices.

Our expenses increased $74.2 million to $109.9 million for the three months ended December 31,2005 from $35.7 for the three months ended December 31, 2004, primarily due to acquisitions and an increase in commodity prices.

Well Services

Our well services revenues were $2.6 million in the three months ended December 31, 2005, an increase of $312,000 (14%) from $2.2 million in the three months ended December 31, 2004. The increases resulted from an increase in the number of wells operated for our investment partnerships due to additional wells drilled in the twelve months ended December 31, 2005.

Our well services expenses were $1.5 million in the three months ended December 31,2005, an increase of $295,000 (25%) from $1.2 million in the three months ended December 31,2004. The increases were attributable to an increase in wages, benefits, and field office expenses associated with an increase in employees due to the increase in the number of wells we operate for our investment partnerships.

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

Our depletion of oil and gas properties as a percentage of oil and gas revenues was 18% in the three months ended December 31,2005 and December 31,2004. Depletion expense per mcfe was $2.01 in the three months ended December 31,2005, an increase of $.73 (57%) per mcfe from $1.28 in the three months ended December 31,2004. Increases in our depletable basis and production volumes caused depletion expense to increase $1.7 million (65%) to $4.4 million in the three months ended December 31, 2005 compared to $2.7 million in the three months ended December 31,2004. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties.

Depreciation and amortization increased $2.7 million (85%),to $5.9 million in the three months ended December 31, 2005 compared to $3.2 million in the three months ended December 31, 2004. This was primarily due to the increased asset base associated with Atlas Pipeline Mid-Continent acquisitions.

Our interest expense was $6.1 million in the three months ended December 31, 2005, an increase of $4.4 million from $1.7 in the three months ended December 31,2004. This increase resulted primarily from an increase in outstanding borrowings by Atlas Pipeline to fund the acquisitions of Elk City and NOARK.

At December 31, 2005, we own 15% of the partnership interest in Atlas Pipeline through our general partner interest and limited partner units. Our ownership interest decreased 9% from 24% at December 31, 2004 as a result of the completion by Atlas Pipeline of common unit offerings in June and November 2005.

Because we control the operations of Atlas Pipeline, we include it in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest in Atlas Pipeline’s earnings was $6.7 million for the three months ended December 31,2005, as compared to $7.2 million for the three months ended December 31,2004, a decrease of $500,000. The decrease in 2005 is due to Atlas Pipeline’s arbitration settlement with SEMCO Energy, Inc., resulting in net income of $4.4 million in 2004 partially offset by an increase in the percentage interest of public unit holders and an increase in Atlas Pipeline’s net income, as discussed above.

Our effective tax rate increased to 37% for the three months ended December 31,2005 as compared to 36% for the three months ended December 31,2004 as a result of a reduction in statutory depletion benefits relative to increased net income.

Liquidity and Capital Resources

General. We fund our exploration and production operations with a combination of cash generated by operations, capital raised through drilling investment partnerships and, if required, use of our credit facility. We fund ourtransmission, gathering and processing operations, which are conducted through Atlas Pipeline, through a combination of cash generated by operations, Atlas Pipeline’s credit facility and the sale of Atlas Pipeline’s common units. The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended December 31,
	2005	2004
Provided by operations	$59,150	$53,425
Used in investing activities	(194,941)	(17,174)
Provided by (used in) financing activities	172,665	(36,284)
Increase (decrease) in cash and cash equivalents	$36,874	$(33)

We had $55.2 million in cash and cash equivalents at December 31,2005, as compared to $29.2 million at December 31, 2004. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 5 to 1 in the three months ended December 31,2005 as compared to 13 to 1 in the three months ended December 31, 2004. We had a working capital deficit of $60.9 million at December 31,2005, a decrease of $15.9 million from September 30, 2005. The decrease in our working capital deficit is due to an increase in cash and accounts receivable as a result of our Mid-Continent operations, including the NOARK acquisition and a decrease in our accrued hedge liabilities. This was partially offset by an increase in accounts payable and liabilities associated with our drilling partnerships.

Our long-term debt (including current maturities) was 225% and 159% of our total equity at December 31,2005 and September 30, 2005, respectively. Since September 30, 2005, total stockholders’ equity has increased by $12.5 million and total debt has increased by $107.1 million. Stockholders’ equity increased principally due to net earnings of $11.7 million for the three months ended December 31,2005. The increase in long-term debt relates to increased borrowings to fund Atlas Pipeline’s acquisitions.

We have a borrowing base under our credit facility of $75.0 million. At December 31, 2005, we had $58.5 million available on this credit facility. Atlas Pipeline had $9.5 million borrowed against its $225.0 million credit facility at an average rate of 7.1% and $204.5 million available at December 31, 2005. On April 27, 2006 we increased our credit facility to $200.0 million. (See Note 16 - Subsequent Events to our December 31, 2005 consolidated financial statements.)

Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds from our drilling investment partnerships. Netcash provided by operating activities increased $5.8 million in the three months ended December 31, 2005 to $59.2 million from $53.4 million in the three months ended December 31, 2004, substantially as a result of the following:

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2005.

		Payments Due By Period (in thousands)
Contractual cash obligations:	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5s Year
Long-term debt(1)	$298,781	$1,351	$2,530	$11,900	$283,000
Secured revolving credit facilities	-	-	-	-	-
Operating lease obligations	4,761	1,978	2,149	632	2
Capital lease obligations	-	-	-	-	-
Unconditional purchase obligations	-	-	-	-	-
Other long-term obligation	-	-	-	-	-
Total contractual cash obligations	$302,542	$3,329	$4,679	$12,532	$283,002

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

Recently Issued Financial Accounting Standards

In December2004, the FASB issued SFAS No.123R, Share-Based Payment (“SFAS No.123R”). SFAS No. 123R is a revision of SFAS No.123, Accounting for Stock-Based Compensation (“SFAS No.123”), and supersedes Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees (“APB No.25”), and its related implementation guidance. On October1, 2005, the Company adopted the provisions of SFAS No.123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No.123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. For the three months ended December 31, 2005, the Company recorded compensation expense of $168,000, net of taxes of $98,000. At December 31, 2005, the Company had unamortized compensation expense of $3.7 million. There were no options granted or exercised in either of the three month periods ended December 31, 2005 and 2004.

In May2005, the Financial Accounting Standards Board, or FASB, issued SFAS No.154, “Accounting Changes and Error Corrections”, or SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Company’s financial position or results of operations.

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

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. The adoption of the interpretation did not have a significant impact on our financial position or results of operations.

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

Commodity Price Risk. Our major market risk exposure in commodities is fluctuations in the pricing of our gas and oil production. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. To limit our exposure to changing natural gas prices, we use hedges. Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. These transactions are similar to NYMEX-based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, we limit these arrangements to much smaller quantities than those projected to be available at any delivery point. For the twelve month period endingDecember 31, 2006, we estimate approximately 63% of our produced natural gas volumes will be sold in this manner, leaving our remaining production to be sold at contract prices in the month produced or at spot market prices. We also negotiate with certain purchasers for delivery of a portion of natural gas we will produce for the upcoming twelve months. The prices under most of our gas sales contracts are negotiated on an annual basis and are index-based. Our risk management objective is to lock in a range of pricing for expected production volumes.

We also enter into natural gas futures and option contracts. At any point in time, such contracts may include regulated New York Mercantile Exchange, or NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

We formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX.Changes in fair value are recognized in stockholders' equity asAccumulated Other Comprehensive Income (Loss) and recognizedwithin the consolidated statements of incomein the month the hedgedcommodity is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes inreference prices underlying a hedging instrument and actualcommodity prices, we will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2005, we had 60 open natural gas futures contracts related to natural gas sales covering 17,670,000 dekatherms (“Dth”) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $9.24 per Dth. We have not recognized any income or loss on settled contracts covering natural gas production for the three months ended December 31, 2005 or 2004, respectively. We recognized no gains or losses during the three months ended December 31, 2005 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

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

As of December 31, 2005, we had the following NGLs, natural gas, and crude oil volumes hedged:

Natural Gas Liquids Fixed - Price Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Liability(2)
Ended December 31,	(gallons)	(per gallon)	(in thousands)
2006	40,068,000	$0.683	$(12,119)
2007	36,036,000	0.717	(9,157)
2008	33,012,000	0.697	(7,365)
			$(28,641)
Natural Gas Fixed - Price Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Asset(3)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006 (4)	3,370,000	$11.62	$3,190
			$3,190
Natural Gas Fixed - Price Swaps
Production Period Ended December 31,	Volumes (MMBTU)(1)	Average Fixed Price (per MMBTU)	Fair Value Liability(3) (in thousands)
2006	1,100,000	$6.985	$(4,093)
2006 (4)	680,000	10.76	(312)
2007	1,080,000	7.255	(3,242)
2007 (4)	6,420,000	8.770	(7,714)
2008	240,000	7.270	(606)
2008 (4)	7,200,000	8.400	(6,242)
			$(22,209)

Natural Gas Basis Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Asset(3)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	1,200,000	$-0.551	$3,916
2007	1,080,000	-0.535	3,581
2008	240,000	-0.555	808
			$8,305
Fixed Price Purchase - Price Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Liability(3)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	442,500	$7.429	$(1,711)
			$(1,711)
Fixed Price Purchase Basis Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Asset(3)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	527,500	$-0.544	$1,776
			$1,776
Plant Volume Reduction Fixed - Price Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Asset(3)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	(1,650,000)	$7.255	$5,694
			$5,694
Plant Volume Reduction Basis Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Liability(2)
Ended December 31,	(MMBTU)(1)	(per MMBTU)	(in thousands)
2006	(1,800,000)	$-0.495	$(6,165)
			$(6,165)
Crude Oil Fixed - Price Swaps
Production Period	Volumes	Average Fixed Price	Fair Value Liability(3)
Ended December 31,	(barrels)	(per barrel)	(in thousands)
2006	77,600	$51.545	$(881)
2007	80,400	56.069	(643)
2008	62,400	59.267	(223)
			$(1,747)
		Total liability	$(41,508)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas and light crude prices.
(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
(4)	Represents ATLS’s hedged volumes. All others are related to Atlas Pipeline.

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price paid per Share	Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2005	-	-	-
November 1-30, 2005	-	-	-
December 1-31, 2005	1,335	$54.67	1,335
Total	1,335	$54.67	1,335	See Note 1

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

In January 2006, the Company issued restricted stock to certain employees pursuant to the Company’s stock incentive plan. The form of the stock award agreement and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
3.3	Amendments to Bylaws (2)
10.1	Amended and Restated Credit Agreement among Atlas America, Inc., Wachovia Bank, National Association and other banks party thereto, dated April 27, 2006. (3)
10.5	Atlas Pipeline Partners, L.P. Indenture dated December 20, 2005 (4)
10.6	Atlas Pipeline Partners, L.P. Registration Rights Agreement dated December 20, 2005 (4)
10.14	Form of Stock Award Agreement (4)
10.15	Stock Purchase Agreement dated September 21, 2005 (4)
31.1	Rule 13(a)-14(a)/15d-14(a) Certification.
31.2	Rule 13(a)-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(1)	Previously filed as an exhibit to our Form10-Q forthe quarter ended March 31, 2004.
(2)	Previously filed as an exhibit to our Form 8-K filed on May 16, 2005.
(3)	Previously filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2006.
(4)	Previously filed as an exhibit to our Form 10-Q for the quarter ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS AMERICA, INC.
(Registrant)

Date: July 24, 2006	By:	/s/ Matthew A. Jones
Matthew A. Jones
Executive Vice President and Chief Financial Officer

Date:July 24, 2006	By:	/s/Nancy J. McGurk
Nancy J. McGurk
Senior Vice President and Chief Accounting Officer