Form 10-K/A
period 2006-12-31
ATLAS AMERICA INC
filed 2007-04-10
CIK 1279228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Employees

As of December 31, 2006, we employed 517 persons.

Available Information

You may receive, without charge, a paper copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, by request to us at 311 Rouser Road, Moon Township, Pennsylvania 15108, telephone number (412) 262-2830. A complete list of our filings is available on the Securities and Exchange Commission’s website at www.sec.gov. Any of our filings are also available at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information. Our site is www.atlasamerica.com.

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

	Proved natural gas and oil reserves
	December 31,		September 30,
	2006	2005	2005	2004
Natural gas reserves (mmcf):
Proved developed reserves	107,683	108,674	104,786	95,788
Proved undeveloped reserves	60,859	49,250	53,241	46,345

Total proved reserves of natural gas	168,542	157,924	158,027	142,133

Oil reserves (mbbl):
Proved developed reserves	2,064	2,122	2,116	2,126
Proved undeveloped reserves	4	135	143	149

Total proved reserves of oil	2,068	2,257	2,259	2,275

Total proved reserves (mmcfe)	180,950	171,466	171,581	155,782

Standardized measure of discounted future cash flows (in thousands)	$205,520	$429,272	$606,697	$232,998

PV-10 estimate of cash flows of proved reserves (in thousands):
Proved developed reserves	$276,138	$465,459	$617,445	$265,516
Proved undeveloped reserves	4,111	131,678	228,206	54,863

Total PV-10 estimate	$280,249	$597,137	$845,651	$320,379

Projected natural gas and oil volumes for each of calendar 2007 and the remaining successive years are:

	Calendar 2007	Remaining successive years	Total
Natural gas (mmcf)	10,329	158,213	168,542
Oil (mbbl)	141	1,927	2,068

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

In 2006, Atlas Energy granted restricted units that vest one fourth at each anniversary over a four year period. Each unit entitles the grantee to one common unit upon vesting, as well as distribution equivalent rights during the period the unit is outstanding. The weighted average remaining contractual term of units that were granted as well outstanding as of December 31, 2006 was 3.3 years. Atlas Energy recognized $188,000 in compensation expense related to restricted units granted pursuant to ATN LTIP for the year ended December 31, 2006. There was no such expense for the three months ended December 31, 2005 or the twelve months ended September 30, 2005 or 2004. At December 31, 2006, Atlas Energy Resources had approximately $812,000 of unrecognized compensation expense related to the unvested portion of the restricted units to be recognized over four years. The aggregate instrinsic value of units outstanding at December 31, 2006 was $1.1 million. The following table sets forth the ATN LTIP’s restricted unit activity for the year ended December 31, 2006:

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

Name	Age	Position	Term Expires
Edward E. Cohen	68	Chairman, Chief Executive Officer and President	2008
Jonathan Z. Cohen	36	Vice Chairman	2007
Matthew A. Jones	45	Chief Financial Officer	—
Frank P. Carolas	47	Executive Vice President	—
Freddie M. Kotek	50	Executive Vice President	—
Jeffrey C. Simmons	48	Executive Vice President	—
Michael L. Staines	57	Executive Vice President	—
Nancy J. McGurk	51	Senior Vice President and Chief Accounting Officer	—
Carlton M. Arrendell	45	Director	2007
William R. Bagnell	44	Director	2009
Donald W. Delson	56	Director	2009
Nicholas A. DiNubile	54	Director	2009
Dennis A. Holtz	66	Director	2008
Harmon S. Spolan	71	Director	2008

Edward E. Cohen has been the Chairman of our Board of Directors, our Chief Executive Officer and President since our organization in September 2000. Mr. Cohen has been the Chairman of the Board and Chief Executive Officer of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc., since their formation in June 2006. Mr. Cohen has been the Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC, the general partner of Atlas Pipeline Partners, L.P., since its formation in 1999, and Chairman of the Board and Chief Executive Officer of Atlas Pipeline Holdings GP, LLC, the general partner of Atlas Pipeline Holdings, L.P., since its formation in January 2006. In addition, Mr. Cohen has been Chairman of the Board of Directors of Resource America, Inc. (a publicly-traded specialized asset management company) since 1990, and was its Chief Executive Officer from 1988 until 2004, and President from 2000 until 2003; Chairman of the Board of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in September 2005; a director of TRM Corporation (a publicly-traded consumer services company) since 1998; and Chairman of the Board of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

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

As required by SEC guidance, this and the following tables disclose awards under our Plan, the APL Plan, the AHD Plan and the ATN Plan.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($) (1)		Option awards ($) (2)		Change in pension value and nonqualified deferred compensation earnings ($)		All other compensation ($)		Total ($)
Edward E. Cohen, Chairman of the Board and Chief Executive Officer	2006	$600,000	$1,400,000	$674,625		$84,861		$121,769	(3)	$41,849	(4)	$2,881,255
Matthew A. Jones, Chief Financial Officer	2006	$300,000	$750,000	$276,546		$324,172		—		$65,602	(5)	$1,716,320
Jonathan Z. Cohen, Vice Chairman	2006	$400,000	$1,000,000	$439,563		$33,944		—		$20,400	(6)	$1,893,907
Freddie M. Kotek, Executive Vice President	2006	$300,000	$350,000	—		$153,600	(7)	—		$10,867	(8)	$814,467
Richard D. Weber, President and Chief Operating Officer of Atlas Energy Resources, LLC	2006	$201,923	$800,000	$187,504	(9)	$347,779	(10)	—		$26,957	(11)	$1,564,163

(1)

Represents the dollar amount of (i) expense recognized by Atlas Pipeline Holdings for financial statement reporting purposes with respect to phantom units granted under the AHD Plan, and (ii) expense recognized by Atlas Pipeline Partners for financial statement reporting purposes with respect to phantom units granted under the APL Plan and its incentive compensation arrangements, all in accordance with FAS 123R.

(2)

Represents the dollar amount of (i) expense we recognized for financial statement reporting purposes with respect to restricted units granted under our Plan (see Note 9 to our consolidated financial statements) and (ii) expense recognized for financial statement reporting purposes by Atlas Pipeline Holdings for options granted under the AHD Plan, all in accordance with FAS 123R.

(3)

Represents the aggregate annual change in the actual present-value of accumulated pension benefits under the Supplemental Employment Retirement Plan for Mr. E. Cohen, which we are in the process of funding.

(4)

Represents payments on DERs of $17,000 with respect to the phantom units awarded under the APL Plan and $15,300 with respect to phantom units awarded under the AHD Plan, as reported in the Stock Awards column. Also includes matching contributions to Mr. E. Cohen’s 401(k) account of $8,682 and a company contribution of $867 to Mr. E. Cohen’s ESOP account.

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

(6)

Represents payments on DERs of $12,750 with respect to the phantom units awarded under the APL Plan and $7,650 with respect to phantom units awarded under the AHD Plan, as reported in the Stock Awards column.

(7)

Represents the dollar amount of (i) expense we recognized for financial statement reporting purposes with respect to options granted under our Plan (see Note 9 to our consolidated financial statements) and (ii) for Mr. Weber, also includes expense recognized for financial statement reporting purposes by Atlas Energy Resources for options granted under the ATN Plan, all in accordance with FAS 123R.

(8)	Represents matching contributions of $10,000 to Mr. Kotek’s 401(k) account and a company contribution of $867 to Mr. Kotek’s ESOP account.

(9)

Represents the dollar amount of expense recognized for financial statement reporting purposes by Atlas Energy Resources with respect to restricted units granted under the ATN Plan, in accordance with FAS 123R.

(10)

Represents the dollar amount of (i) expense we recognized for financial statement reporting purposes with respect to options granted under our Plan (see Note 9 to our consolidated financial statements) and (ii) expense recognized by Atlas Energy Resources for financial statement reporting purposes with respect to options granted under the ATN Plan, all in accordance with FAS 123R.

(11)	Represents reimbursement of relocation expenses of $22,836 for Mr. Weber and his family to the Pittsburgh area and the lease value method calculation for personal use of the company vehicle of $4,121.

2006 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant date	Approval date	All other stock awards: number of shares of stock or units (#)		All other option awards: number of securities underlying options (#)		Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
Edward E. Cohen	11/1/06	10/31/06	20,000	(1)	—		—	$943,800	(1)
	11/10/06	10/31/06	90,000	(2)	500,000	(3)	$22.56	$2,030,400	(2)
							—	$1,880,000	(3)
Matthew A. Jones	11/1/06	10/31/06	5,000	(1)	—		—	$235,950	(1)
	11/10/06	10/31/06	20,000	(2)	100,000	(3)	$22.56	$451,200	(2)
								$376,000	(3)
Jonathan Z. Cohen	11/1/06	10/31/06	15,000	(1)	—		—	$707,850	(1)
	11/10/06	10/31/06	45,000	(2)	200,000	(3)	$22.56	$1,015,200	(2)
								$752,000	(3)
Richard Weber	4/17/06	4/3/06	—		50,000	(4)	$47.86	$1,055,000	(4)

(1)	Represents grants of phantom units under the APL Plan, which vest 25% per year on the anniversary of the grant, valued in accordance with FAS 123R at the closing price of Atlas Pipeline’s common units on the grant date of $47.19.

(2)	Represents grants of phantom units under the AHD Plan, which vest 25% on the third anniversary and 75% on the fourth anniversary of the grant, valued in accordance with FAS 123R at the closing price of Atlas Pipeline Holdings’ common units on the grant date of $22.56.

(3)	Represents grants of stock options under the AHD Plan, which vest 25% on the third anniversary and 75% on the fourth anniversary of the grant, valued at $3.76 per option using the Black-Scholes option pricing model to estimate the weighted average fair value of each unit option granted with weighted average assumptions for (a) expected dividend yield of 4.0%, (b) risk-free interest rate of 4.5%, (c) expected volatility of 20.0%, and (d) an expected life of 6.9 years.

(4)	Represents grants of stock options under our Plan, in accordance with Mr. Weber’s employment agreement, which vest 25% per year on the anniversary of the commencement of Mr. Weber’s employment on April 17, 2006, except as described below under “—Employment Agreements—Richard D. Weber,” valued at $21.10, per share using the Black-Scholes option pricing model to estimate the weighted average fair value of each option granted with weighted average assumptions for (a) expected dividend yield of $-0-, (b) risk-free interest rate of 4.8%, (c) expected volatility of 35%, and (d) an expected life of 6.25 years.

Employment Agreements

Edward E. Cohen

In May 2004, we entered into an employment agreement with Edward E. Cohen, who currently serves as our Chairman, Chief Executive Officer and President. The agreement requires him to devote such time to us as is reasonably necessary to the fulfillment of his duties, although it permits him to invest and participate in outside business endeavors. The agreement provided for initial base compensation of $350,000 per year, which may be increased by the Compensation Committee based upon its evaluation of Mr. Cohen’s performance. Mr. Cohen is eligible to receive incentive bonuses and stock option grants and to participate in all employee benefit plans in effect during his period of employment. The agreement has a term of three years and, until notice to the contrary, the term is automatically extended so that on any day on which the agreement is in effect it has a then-current three-year term.

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

The maximum benefit under the SERP is limited to 65% of his final base salary. The benefit is guaranteed to his estate for up to 10 years if he should die before receiving 10 years’ of SERP benefits. If there is a change of control, if Mr. Cohen resigns for good reason, or if we terminate his employment without cause, then the SERP benefit will be the greater of the accrued benefit pursuant to the above formula, or 40% of his final base salary.

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

•

We may terminate Mr. Cohen’s employment if he is disabled for 180 days consecutive days during any 12-month period. If his employment is terminated due to disability, he will receive (a) his base salary for 3 years, and such 3 year period will be deemed a portion of his employment term for purposes of accruing SERP benefits, (b) continuation of term life and health insurance then in effect for 3 years, or an amount equal to Mr. Cohen’s after tax cost of continuing such coverage in case we cannot continue coverage, (c) payment of his SERP benefit, (d) automatic vesting of all stock and option awards and (e) after such 3 year period, any amounts payable under our long-term disability plan.

•

We may terminate Mr. Cohen’s employment without cause upon 30 days’ written notice or upon a change of control after providing at least 30 days’ written notice. He may terminate his employment for good reason or upon a change of control. Good reason is defined as a reduction in his base pay, a demotion, a material reduction in his duties, relocation, his failure to be elected to our Board of Directors or our material breach of the agreement. If employment is terminated by us without cause, by Mr. Cohen for good reason or by either party in connection with a change of control, he will be entitled to either (a) if Mr. Cohen does not sign a release, severance benefits under our then current severance policy, if any, or (b) if Mr. Cohen signs a release, (i) a lump sum payment in an amount equal to 3 years of his average compensation (which we define as the average of the 3 highest years of total compensation that he shall have earned under the agreement, or if the agreement is less than three years old, the highest total compensation in any year), (ii) continuation of term life and health insurance then in effect for 3 years, or an, amount equal to Mr. Cohen’s after tax cost of continuing such coverage in case coverage by our company cannot be continued, (iii) payment of his SERP benefit and (iv) automatic vesting of all stock and option awards.

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

If a termination event had occurred as of December 31, 2006, we estimate that the value of the benefits to Mr. Cohen would have been as follows:

Reason for termination	Lump sum severance payment		SERP(1)	Benefits(2)	Accelerated vesting of stock awards and option awards(3)	Tax gross- up(4)
Death	$1,560,000	(5)	$1,560,000	$30,391	$5,089,200	—
Disability	1,800,000	(5)	2,340,000	42,192	5,089,200	—
Termination by us without cause(6)	6,000,000	(7)	2,400,000	42,192	5,089,200	—
Termination by Mr. Cohen for good reason(6)	6,000,000	(7)	2,400,000	42,192	5,089,200	—
Change of control(6)	6,000,000	(7)	2,400,000	42,192	5,089,200	$638,763
Termination by Mr. Cohen without cause	300,000	(5)	1,560,000	—	5,089,200	—

(1)	Represents the value of vested benefits payable calculated by multiplying the per year benefit by the minimum of 10 years.

(2)	Represents rates currently in effect for COBRA insurance benefits for 36 months.

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

(4)

Calculated after deduction of any excise tax imposed under section 4999 of the Code, and any federal, state and local income tax, FICA and Medicare withholding taxes, taking into account the 20% excess parachute payment rate and a 42.65% combined effective tax rate.

(5)	Calculated based on Mr. Cohen’s 2006 base salary.

(6)	These amounts are contingent upon Mr. Cohen executing a release. If Mr. Cohen does not execute a release he would receive severance benefits under our current severance plan.

(7)	Calculated based on Mr. Cohen’s 2006 base salary and bonus.

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

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Name	Exercisable		Unexercisable
Edward E. Cohen	450,000	(1)	—		$25.47	7/1/2015	47,500	(2)	$2,280,000	(3)
	—		500,000	(4)	$22.56	11/10/2016	90,000	(5)	$2,149,200	(6)
Matthew A. Jones	30,000	(7)	90,000	(8)	$25.47	7/1/2015	16,250	(9)	$780,000	(3)

	—		100,000	(10)	$22.56	11/10/2016	20,000	(11)	$477,600	(6)
Jonathan Z. Cohen	300,000	(12)	—		$25.47	7/1/2015	31,875	(13)	$1,530,000	(3)

	—		200,000	(14)	$22.56	11/10/2016	45,000	(15)	$1,074,600	(6)

Freddie M. Kotek	15,000	(16)	45,000	(17)	$22.57	7/1/2015	750	(18)	$36,000	(3)

Richard D. Weber	—		50,000	(19)	$47.86	4/17/2016	—		—

(1)	Represents 450,000 options to purchase our stock, granted on 7/1/05 in connection with our spin-off from Resource America, which vested immediately.

(2)	Represents Atlas Pipeline Partners phantom units, which vest as follows: 3/16/07 – 5,000; 6/8/07 – 6,250; 11/1/07 – 5,000; 3/16/08 – 5,000; 6/8/08 – 6,250; 11/1/08 – 5,000; 3/16/09 – 5,000; 11/1/09 – 5,000 and 11/1/10 – 5,000; includes 20,000 units reported in “2006 Grants of Plan-Based Awards Table.”

(3)	Based on closing market price of Atlas Pipeline Partners common units on December 29, 2006 of $48.00.

(4)	Represents Atlas Pipeline Holdings options (all of which are reported in “2006 Grants of Plan-Based Awards Table”), which vest as follows: 11/10/09 – 125,000 and 11/10/10 – 375,000.

(5)	Represents Atlas Pipeline Holdings phantom units (all of which are reported in “2006 Grants of Plan-Based Awards Table”), which vest as follows: 11/10/09 – 22,500 and 11/10/10 – 67,500.

(6)	Based on closing market price of Atlas Pipeline Holdings common units on December 29, 2006 of $23.88.

(7)	Represents 30,000 options to purchase our stock.

(8)	Represents options to purchase our stock, which vest as follows: 7/1/07 – 30,000; 7/1/08 – 30,000 and 7/1/09 – 30,000.

(9)	Represents Atlas Pipeline Partners phantom units, which vest as follows: 3/16/07 – 3,750; 11/1/07 – 1,250; 3/16/08 – 3,750; 11/1/08 – 1,250; 3/16/09 – 3,750; 11/1/09 – 1,250 and 11/1/10 – 1,250; includes 5,000 units reported in “2006 Grants of Plan-Based Awards Table.”

(10)	Represents Atlas Pipeline Holdings options (all of which are reported in “2006 Grants of Plan-Based Awards Table”), which vest as follows: 11/10/09 – 25,000 and 11/10/10 – 75,000.

(11)	Represents Atlas Pipeline Holdings phantom units (all of which are reported in “2006 Grants of Plan-Based Awards Table”), which vest as follows: 11/10/09 – 5,000 and 11/10/10 – 15,000.

(12)	Represents 300,000 options to purchase our stock, granted on 7/1/05 in connection with our spin-off from Resource America, which vested immediately.

(13)	Represents Atlas Pipeline Partners phantom units, which vest as follows: 3/16/07 – 3,125; 6/8/07 – 3,750; 11/1/07 – 3,750; 3/16/08 – 3,125; 6/8/08 – 3,750; 11/1/08 – 3,750; 3/16/09 – 3,125; 11/1/09 – 3,750 and 11/1/10 – 3,750; includes 15,000 units reported in “2006 Grants of Plan-Based Awards Table.”

(14)	Represents Atlas Pipeline Holdings options (all of which are reported in “2006 Grants of Plan-Based Awards Table”), which vest as follows: 11/10/09 – 50,000 and 11/10/10 – 150,000.

(15)	Represents Atlas Pipeline Holdings phantom units (all of which are reported in “2006 Grants of Plan-Based Awards Table”), which vest as follows: 11/10/09 – 11,250 and 11/10/10 – 33,750.

(16)	Represents 15,000 options to purchase our stock.

(17)	Represents options to purchase our stock, which vest as follows: 7/1/07 – 15,000; 7/1/08 – 15,000 and 7/1/09 – 15,000.

(18)	Represents Atlas Pipeline Partners phantom units, which vest as follows: 3/16/07 – 250; 3/16/08 – 250 and 3/16/09 – 250.

(19)	Represents options to purchase our stock (all of which are reported in “2006 Grants of Plan-Based Awards Table”), which vest as follows: 4/17/07 – 12,500; 4/17/08 – 12,500; 4/17/09 – 12,500 and 4/17/10 – 12,500.

2006 OPTION EXERCISES AND STOCK VESTED TABLE

	Stock Awards
Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting ($)
Edward E. Cohen	11,250	$454,612
Matthew A. Jones	3,750	$151,537
Jonathan Z. Cohen	6,875	$277,819
Freddie M. Kotek	250	$10,102

(1)	Represents Atlas Pipeline Partners common units.

2006 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Edward E. Cohen	SERP	4	$1,324,614	—

For a description of Mr. Cohen’s SERP, please see “Employment Agreements - Edward E. Cohen”, and for a discussion of the valuation method and material assumptions applied in quantifying the present value of the accumulated benefit, please see note 9 to our Consolidated Financial Statements.

2006 Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)		Total ($)
Dennis A. Holtz	$32,000	$8,333	(1)	$40,333
Carlton M. Arrendell	$20,625	$8,333	(1)	$28,958
Nicholas A. DiNubile	$30,500	$8,333	(1)	$38,833
William R. Bagnell	$30,500	$8,333	(1)	$38,833
Donald W. Delson	$32,000	$8,333	(1)	$40,333
Harmon S. Spolan	$12,434	$8,332	(2)	$13,266

(1)	Represents the dollar amount of expense recognized by us for financial statement reporting purposes with respect to deferred units granted under the Stock Plan (see Note 9 to our consolidated financial statements) in accordance with FAS 123R. For Messrs. Holtz, Arrendell, Bagnell and Delson, represents 317 deferred shares granted under the Stock Plan on May 14, 2006, having a grant date fair value, valued in accordance with FAS 123R at the closing price of our common stock on the grant date of $47.26, of $15,000. The units vest one-third on each of the second, third and fourth anniversaries of the date of grant. The vesting schedule for the shares is as follows: 5/14/08 - 105; 5/14/09 -105 and 5/14/10 -107. For Mr. Spolan, represents 331 deferred shares granted under the Stock Plan on August 24, 2006, having a grant date fair value, valued in accordance with FAS 123R at the closing price of our common stock on the grant date of $45.28, of $14,987. The vesting schedule for the award is as follows: 8/24/08 - 110; 8/24/09 - 110 and 8/24/10 - 111.

Director Compensation

Before July 26, 2006, in addition to a monthly retainer of $1,000, the independent directors received additional monthly fees for acting as chairperson of a committee and for being a member of a committee. The independent directors also received a fee for each board meeting attended. In addition to the cash compensation, independent directors receive an annual grant of deferred stock having a fair market value of $15,000 with a vesting schedule in which 33 1/3% of the award vests on the second, third and fourth anniversaries of the grant date. Upon approval by the full board of directors, after July 26, 2006, the independent directors is a flat fee of $35,000 per year.

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

	Common Stock
	Amount and Nature of Beneficial Ownership (2)			Percent of Class
Beneficial Owner(1)
Directors
Carlton M. Arrendell	483			*
William R. Bagnell	0			—
Edward E. Cohen	1,910,186	(3	)(5)	9.87%
Jonathan Z. Cohen	1,006,569	(4	)(5)	5.20%
Donald W. Delson	483			*
Nicholas A. DiNubile	1,983			*
Dennis A. Holtz	1,554			*
Harmon S. Spolan	331			*

Non-Director Executive Officers
Frank P. Carolas	30,020	(5)		*
Freddie M. Kotek	120,161	(5)		*
Matthew A. Jones	30,011	(5)		*
Nancy J. McGurk	41,181	(5)		*
Jeffrey C. Simmons	72,449	(5)		*
Michael L. Staines	68,312	(5)		*
All executive officers and directors as a group (14 persons)	2,748,372	(6)		14.20%

Other Owners of More Than 5% of Outstanding Shares
Cobalt Capital Management, Inc.	2,039,872	(7)		10.54%
Magnetar Financial LLC	1,789,855	(8)		9.25%
Leon G. Cooperman	1,407,818	(9)		7.27%

*	Less than 1%

(1)	The business address for each director and executive officer is 311 Rouser Road, Moon Township, Pennsylvania 15108.

(2)	All shares reflect a 3-for-2 stock split which we completed on March 10, 2006.

(3)	Includes (i) 22,424 shares held in an individual retirement account of Betsy Z. Cohen, Mr. E. Cohen’s spouse, (ii) 581,313 shares held by a charitable foundation of which Mr. E. Cohen, his spouse and their children serve as co-trustees; and (iii) 120,300 shares held in trust for the benefit of Mr. E. Cohen’s spouse and/or children. Mr. E. Cohen disclaims beneficial ownership of the above referenced shares. 57,465 and 581,313 shares are also included in the shares referred to in footnote 4 below.

(4)	Includes (i) 57,465 shares held in a trust of which Mr. J. Cohen is a co-trustee and co-beneficiary and (ii) 581,313 shares held by a charitable foundation of which Mr. J. Cohen, his parents and his sibling serve as co-trustees. These shares are also included in the shares referred to in footnote 3 above. Mr. J. Cohen disclaims beneficial ownership of the above referenced shares.

(5)	Includes shares issuable on exercise of options granted under our Stock Incentive Plan in the following amounts: Mr. E. Cohen — 450,000 shares; Mr. J. Cohen — 300,000 shares; Mr. Carolas — 11,250 shares; Mr. Kotek — 15,000 shares; Mr. Jones — 30,000 shares; Ms. McGurk – 1,875 shares; Mr. Simmons — 11,250 shares; and Mr. Staines — 1, 875 shares.

(6)	This number has been adjusted to exclude 57,465 shares and 581,313 shares which were included in both Mr. E. Cohen’s beneficial ownership amount and Mr. J. Cohen’s beneficial ownership amount.

(7)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2007. The address for Cobalt Capital Management, Inc. is 237 Park Avenue, Suite 900, New York, New York 10017.

(8)	This information is based on a Schedule 13G filed with the SEC on February 14, 2007. The address for Magnetar Financial LLC is 1603 Orrington Avenue, 13th floor, Evanston, Illinois 60210.

(9)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2007. The address for Mr. Cooperman is 88 Pine Street, Wall Street Plaza, 31st Floor, New York, New York 10005.

Equity Compensation Plan Information

The following table contains information about our Plan as of December 31, 2006:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants warrants and rights	(b) Weighted average exercise price of outstanding option warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,241,511	$26.59	754,348

The following table contains information about the ATN Plan as of December 31, 2006:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	0		3,742,000	(1)

(1)	Includes 47,619 restricted units and 373,752 unit options granted in January, 2007.

The following table contains information about the AHD Plan as of December 31, 2006:

Plan category	(a) Number of securities to be issued upon exercise of equity instruments	(b) Weighted average exercise price of outstanding equity instruments	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders – phantom units	220,492	$0.00
Equity compensation plans not approved by security holders – unit options	1,215,000	$22.56
Equity compensation plans not approved by security holders – Total	1,435,492		664,508

The following table contains information about the APL Plan as of December 31, 2006:

Plan category	(a) Number of securities to be issued upon exercise of phantom units	(b) Weighted average exercise price of outstanding phantom units	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	159,067	$0.00	275,933

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

Report of Independent Registered Public Accounting Firm	82

Consolidated Balance Sheets at December 31, 2006 and 2005	83

Consolidated Statements of Income for the year ended December 31, 2006, the three months ended December 31, 2005 and the years ended September 30, 2005 and 2004	84

Consolidated Statements of Comprehensive Income for the year ended December 31, 2006, the three months ended December 31, 2005 and the years ended September 30, 2005 and 2004	85

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, three months ended December 31, 2005 and the years ended September 30, 2005 and 2004	86

Consolidated Statements of Cash Flows for the year ended December 31, 2006, the three months ended December 31, 2005 and the years ended September 30, 2005 and 2004	87

Notes to Consolidated Financial Statements – December 31, 2006	88

(2) Financial Statement Schedules

(3)	Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of stock certificate(2)

10.1(a)	Master Natural Gas Gathering Agreement, dated February 2, 2000, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation(2)

10.1(b)	Natural Gas Gathering Agreement among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas Resources, Inc., Atlas Energy Group, Inc., Atlas Noble Corp., Resource Energy, Inc. and Viking Resources Corporation dated January 1, 2002(2)

10.1(c)	Amendment to Master Natural Gas Gathering Agreement and Natural Gas Gathering Agreement, dated October 25, 2005, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc., Viking Resources Corporation, Atlas Noble Corp. and Atlas Resources, Inc. (3)

10.1(d)	Amendment and Joinder to Gas Gathering Agreements, dated as of December 18, 2006, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, LLC, Viking Resources, LLC, Atlas Noble, LLC, Atlas Resources, LLC, Atlas America, LLC, Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC(8)

10.2(a)	Omnibus Agreement, dated February 2, 2000, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation(2)

10.2(b)	Amendment and Joinder to Omnibus Agreement, dated as of December 18, 2006 among Atlas Pipeline, Atlas America, Resource Energy, LLC, Viking Resources, LLC, Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC(8)

10.3	Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(4)

10.4	Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(4)

10.5	Employment Agreement for Edward E. Cohen dated May 14, 2004(4)

10.6	Agreement for Services among Atlas America, Inc. and Richard Weber, dated April 5, 2006(5)

10.7	Contribution, Conveyance and Assumption Agreement, dated as of December 18, 2006, among Atlas America, Inc., Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC

10.8	Omnibus Agreement, dated as of December 18, 2006, between Atlas America, Inc. and Atlas Energy Resources, LLC(8)

10.9	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC and Atlas Energy Management, Inc.

10.10	Stock Incentive Plan(4)

10.11	Atlas America Employee Stock Ownership Plan(6)

10.12	Atlas America, Inc. Investment Savings Plan(6)

10.13	Form of Stock Award Agreement(7)

21.1	Subsidiaries of Atlas America, Inc.(8)

23.1	Consent of Grant Thornton LLP

31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Previously filed as an exhibit to our Form 8-K filed June 14, 2005

(2)	Previously filed as an exhibit to our registration statement on Form S-1 (registration no. 333-112653)

(3)	Previously filed as an exhibit to our Form 8-K dated October 31, 2005

(4)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2004

(5)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006

(6)	Previously filed as an exhibit to our Form 10-K for the year ended September 30, 2005

(7)	Previously filed as an exhibit to our Form 10-Q for the quarter ended December 31, 2005

(8)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS AMERICA, INC. (Registrant)

Date: April 10, 2007	By:	/s/ Edward E. Cohen
Edward E. Cohen Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman, Chief Executive Officer and President	April 10, 2007
Edward E. Cohen

/s/ Jonathan Z. Cohen	Vice Chairman	April 10, 2007
Jonathan Z. Cohen

/s/ Matthew A. Jones	Chief Financial Officer	April 10, 2007
Matthew A. Jones

/s/ Nancy J. McGurk	Senior Vice President and Chief Accounting Officer	April 10, 2007
Nancy J. McGurk

/s/ Carlton M. Arrendell	Director	April 10, 2007
Carlton M. Arrendell

/s/ William R. Bagnell	Director	April 10, 2007
William R. Bagnell

/s/ Donald W. Delson	Director	April 10, 2007
Donald W. Delson

/s/ Nicholas A. DiNubile	Director	April 10, 2007
Nicholas A. DiNubile

/s/ Dennis A. Holtz	Director	April 10, 2007
Dennis A. Holtz

/s/ Harmon S. Spolan Harmon S. Spolan	Director	April 10, 2007