Form 10-K/A
period 2006-12-31
ATLAS AMERICA INC
filed 2007-08-14
CIK 1279228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Atlas America, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment” or “Form 10-K/A Amendment No. 2”) to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 10, 2007 (the “Original Amended Filing”) to amend and restate the consolidated financial statements and other financial information at December 31, 2006, and for the year then ended.

On August 9, 2007, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s financial statements for the year ended December 31, 2006 included in the Original Amended Filing should be restated and should no longer be relied upon as a result of the Company’s historical treatment of the Company’s sale of subsidiary stock. The Company did not follow sale treatment under Staff Accounting Bulletin No. 51, Accounting by the Parent in Consolidation for Sales of Stock by a Subsidiary, for these transactions and consequently recorded an income tax provision of $29.8 million related to a valuation allowance associated with this stock sale in July, 2006.

Accordingly, the Company is restating the Consolidated financial statements at December 31, 2006 and for the year then ended contained herein by reversing the tax provision for the valuation allowance associated with the sale of subsidiary stock and recognizing gains on such transactions as a credit to equity. This Amendment sets forth the Original Amended Filing in its entirety, as corrected for the restatement. As a result of the adjustments discussed above, modifications were required to previously filed notes to our consolidated financial statements.

This Amendment only reflects changes resulting from the restatement described herein; no other information in the Original Amended Filing has been updated. Other than as described above, this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

Because this Amendment restates all of the pertinent financial data for the affected period, the Company does not intend to amend any previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2006. As a result, the reader should not rely on the prior filings, but should rely upon the restated financial statements, reports of our independent registered public accounting firm and related financial information for affected periods contained in this Amendment.

ATLAS AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K/A
(AMENDMENT NO. 1)

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

Atlas Energy

In December 2006, we contributed substantially all of our natural gas and oil assets and our investment partnership management business to Atlas Energy, a then wholly-owned subsidiary. Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.4% ownership interest, in an initial public offering at a price of $21.00 per unit. The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to us.

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

•
Partnership management. As managing general partner of its investment partnerships, Atlas Energy receives, for each well drilled by it for an investment partnership, a fixed fee of approximately $15,000 per well and a 15% mark-up on costs incurred to drill and complete the well. In addition, Atlas Energy receives per well monthly administrative and operating fees.

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

Sales

Natural Gas. Atlas Energy has a natural gas supply agreement with Hess Corporation which is valid through March 31, 2009. Subject to certain exceptions, Hess Corporation has a last right of refusal to buy all of the natural gas produced and delivered by Atlas Energy and its affiliates, including its investment partnerships, at certain delivery points with the facilities of:

•	East Ohio Gas Company, National Fuel Gas Distribution, Columbia Gas of Ohio, and Peoples Natural Gas Company, which are local distribution companies; and

•	National Fuel Gas Supply, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company, and Texas Eastern Transmission Company, which are interstate pipelines.

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

Natural Gas Supply

Substantially all of the natural gas APL transports in the Appalachian Basin is derived from wells operated by Atlas Energy pursuant to the agreements described under “-Our and Atlas Energy’s Relationship with APL-Natural Gas Gathering Agreements.”

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

State Regulation. The various states regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Tennessee currently imposes a 3% severance tax on natural gas and oil production and Ohio imposes a severance tax of $0.025 per mcf of natural gas and $0.10 per barrel of oil. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from Atlas Energy’s wells, and to limit the number of wells or locations it can drill.

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

FERC action in any of these areas or modifications of its current regulations can impair Ozark Gas Transmission’s ability to compete for business, the costs it incurs in its operations, the construction of new facilities or its ability to recover the full cost of operating its pipeline. For example, the development of uniform interstate gas quality standards by FERC could create two distinct markets for natural gas--an interstate market subject to uniform minimum quality standards and an intrastate market with no uniform minimum quality standards. Such a bifurcation of markets could make it difficult for APL’s pipelines to compete in both markets or to attract certain gas supplies away from the intrastate market. The time FERC takes to approve the construction of new facilities could raise the costs of APL’s projects to the point where they are no longer economic.

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

	Production		Average sales price		Average production cost
Period	Oil (bbls)	Gas (mcf)	per bbl	per mcf (1)	per mcfe (2)
Year ended December 31, 2006	150,628	8,946,376	$62.30	$8.83	$0.86
Three months ended December 31, 2005	39,678	1,975,099	$56.13	$11.06	$0.78
Year ended September 30, 2005	157,904	7,625,695	$50.91	$7.26	$0.71
Year ended September 30, 2004	181,021	7,285,281	$32.85	$5.84	$0.63

(1)	Average sales price before the effects of financial hedging was $7.90 for the year ended December 31, 2006. We did not have any financial hedging transactions in any of the other periods presented.

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

The following table sets forth selected financial data as of and for the years ended September 30, 2002 through 2005, the three months ended December 21, 2005 and the year ended December 31, 2006. We derived the financial data as of December 31, 2006 and 2005, September 30, 2005 and 2004 and for the year ended December 31, 2006, three months ended December 31, 2005 and years ended September 30, 2005, 2004 and 2003 from our financial statements, which were audited by Grant Thornton LLP, independent accountants, and are included in this report. We derived the financial data as of September 30, 2003 and 2002 and for the years ended September 30, 2003 and 2002 from our financial statements, which were audited by Grant Thornton LLP, and are not included in this report.1

(1) See Note 15 to the Consolidated Financial Statements regarding restatements

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004	2003	2002
	(restated)		(in thousands, except per share data)
Income statement data:
Revenues	$749,306	$200,496	$481,980	$186,460	$110,143	$93,263
Income from continuing operations before cumulative effect of accounting change	42,022	11,724	32,940	21,187	13,720	8,882
Basic net income per share from continuing operations before cumulative effect of accounting change	$2.14	$0.59	$1.65	$1.18	$0.85	$0.55

Diluted net income per share from continuing operations before cumulative effect of accounting change	$2.08	$0.58	$1.64	$1.18	$0.85	$0.55

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004	2003	2002
	(restated)		(in thousands)
Other financial information:
Net cash provided by operating activities	$42,324	$52,769	$112,045	$50,043	$44,941	$1,829
Capital expenditures	$159,466	$31,809	$99,185	$41,162	$28,029	$21,291
EBITDA[1]	$142.286	$35,081	$89,320	$50,177	$34,033	$26,601
Balance sheet data:
Total assets	$1,379,838	$1,056,180	$759,711	$423,709	$232,388	$192,614

Long-term debt	$324,151	$298,781	$191,727	$85,640	$31,194	$49,505

Stockholders’ equity	$271,341	$132,850	$120,351	$91,003	$87,511	$73,366

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

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004	2003	2002
	(restated)	(in thousands)
Income from continuing operations before cumulative effect of accounting change	$42,022	$11,724	$32,940	$21,187	$13,720	$8,882
Plus interest expense	27,313	6,147	11,467	2,881	1,961	2,200
Plus income taxes	27,308	6,886	20,018	11,409	6,757	4,683
Plus depreciation, depletion and amortization	45,643	10,324	24,895	14,700	11,595	10,836

EBITDA	$142,286	$35,081	$89,320	$50,177	$34,033	$26,601

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restructuring

In December 2006, we contributed substantially all of our natural gas and oil assets and our investment partnership management business to Atlas Energy, a then wholly-owned subsidiary. Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.4% ownership interest, in an initial public offering at a price of $21.00 per unit. The net proceeds of approximately $139.9 million after underwriting discounts and commissions were distributed to us. After completion of the offering, we have an approximate 78.5% ownership interest in Atlas Energy. Additionally, we own Atlas Energy Management, which owns 2% of the membership interests and all of the management incentive interests in Atlas Energy.

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

Exploration and Development - Atlas Energy

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

Transmission, Gathering and Processing - AHD

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

NOARK - acquired a 100% ownership interest, in two separate transactions, in NOARK for a net purchase price of $228.5 million, including transaction costs. NOARK’s principal assets include the Ozark Gas Transmission system, a 565-mile interstate natural gas pipeline, and Ozark Gas Gathering, a 365-mile natural gas gathering system.

Elk City - acquired for $196.0 million, including transaction costs. Elk City’s principal assets include approximately 450 miles of natural gas pipelines, a natural gas processing facility and a gas treatment facility located in the Anadarko Basin in western Oklahoma and the Texas panhandle.

Spectrum - acquired for $141.6 million, including transaction costs and payment of taxes due as a result of the transaction. Velma’s principal assets include 1,900 miles of natural gas pipelines and a natural gas processing facility located in the Golden Trend area of southern Oklahoma and the Barnett Shale area of North Texas.

Capital Market Activities. Atlas Pipeline has managed its capital structure to finance its acquisitions, organic growth projects, and working capital needs through the following activities:

Common Unit Equity Offerings - From January 2004 through December 31, 2006, Atlas Pipeline has sold 8.7 million common limited partner units for net proceeds of $325.5 million, after underwriting commissions and other transaction costs.

Senior Notes Offerings - In two separate transactions during December 2005 and May 2006, Atlas Pipeline issued $285.0 million principal amount of 10-year senior unsecured notes at a weighted average effective yield of approximately 8.1% for net proceeds of $279.9 million, after initial purchaser’s discount and other transaction costs.

Preferred Unit Equity Offerings - During 2006, Atlas Pipeline sold 40,000 6.5% cumulative convertible preferred limited partner units for net proceeds of $39.9 million, after underwriting commissions and other transaction costs.

Revolving Credit Facility - Atlas Pipeline has a $225.0 million credit facility which matures in June 2011.

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

Exploration and Development - Atlas Energy

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

Transmission, Gathering and Processing - AHD

The following table illustrates selected volumetric information related to Atlas Pipeline’s operating segments for the periods indicated:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004
Operating data:
Appalachia:
Average throughput volume (Mcfd)	61,892	56,391	54,885	52,078
Mid-Continent:
Velma system:
Gathered gas volume (Mcfd)	60,682	61,093	66,099	55,580
Elk City/Sweetwater system:
Gathered gas volume (Mcfd)	277,063	266,280	242,294	—
NOARK system:
Average Ozark Gas Transmission throughput volume (Mcfd)	249,581	255,777	—	—

Combined throughput volume (Mcfd)	649,218	639,541	363,278	107,658

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

Other Income, Costs and Expenses

General and Administrative

Year Ended December 31, 2006

Our general and administrative expenses were $46.5 million in the year ended December 31, 2006 consisted principally of the following:

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

Income Taxes

Our effective income tax rates were 39%, 37%, 38% and 35% in the year ended December 31, 2006, three months ended December 31, 2005 and the years ended September 30, 2005 and 2004. The increase in our rate in the year ended December 31, 2006 is a result of a reduction in statutory depletion benefits relative to increased net income and an increase in state income taxes. We incurred a $1.2 million income tax charge related to our spin-off from Resource America in the year ended September 30, 2005.

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

Issuance of Subsidiary Units

In December 2006, Atlas Energy issued 7.3 million common units (an approximate 19.4% interest in it) for net proceeds of $139.9 million after offering costs in a private placement offering. Accordingly, the Company recognized a gain of $44.1 million, net of an income tax provision of $31.9 million, which was recorded in consolidated equity as a credit to paid-in capital as well as a corresponding reduction of $76.0 million to minority interest.

In May 2006, Atlas Pipeline issued 500,000 common units (an approximate 4% interest in it) resulting in net proceeds of approximately $19.7 million after offering costs. Accordingly, the Company recognized a gain of $626,000, net of an income tax provision of $452,000, which was recorded in consolidated equity as a credit to paid-in capital as well as a corresponding reduction of $1.1 million to minority interest.

In July 2006, Atlas Pipeline Holdings issued 3.6 million common units (an approximate 17.1% in it) resulting in net proceeds of approximately $74.3 million after offering costs. Accordingly, the Company recognized a gain of $37.9 million, net of an income tax provision of $27.4 million, which was recorded in consolidated equity as a credit to paid-in capital as well as a corresponding reduction of $65.3 million to minority interest.

We have accounted for these offerings in accordance with Staff Accounting Bulletin No. 51, Accounting by the Parent in Consolidation for Sales of Stock by a Subsidiary, (“SAB No. 51”). We have adopted a policy to recognize gains on such transactions as a credit to equity rather than as income. This gain represents our portion of the excess net offering price per unit of each of our subsidiary’s units to the book carrying amount per unit.
.
We have also experienced sales of subsidiary units in years prior to 2006 and had not previously recorded a gain on such sales. We have concluded after applying Staff Accounting Bulletin No. 99, Materiality, that the recording of such gains is not material to our results of operations or financial position to such prior years and we have recorded such gains in our current year financial statements. It is anticipated that our public subsidiaries will have additional issuances in the future as we continue to grow through acquisitions.

The following table provides information about our current year gain and prior year cumulative gains for the sale of subsidiary units (in thousands):

Year or Period Ended	Subsidiary	Gain	Tax Provision	Gain-Net of Tax

Year ended December, 31, 2006	Atlas Energy	$76,035	$31,921	$44,114
Year ended December, 31, 2006	Atlas Pipeline	1,078	452	626
Years ended December 2003 to 2005	Atlas Pipeline	45,821	19,236	26,585
Year ended December 31, 2006	AHD	65,366	27,442	37,924
		$188,300	$79,051	$109,249

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004
Provided by operations	$42,324	$52,769	$112,045	$50,043
Used in investing activities	(180,186)	(194,941))	(294,891)	(181,789)
Provided by financing activities	268,108	179,046	171,935	135,566

Increase (decrease) in cash and cash equivalents	$130,246	$36,874	$(10,911)	$3,820

We had $185.4 million in cash and cash equivalents on hand at December 31, 2006, as compared to $55.2 million at December 31, 2005. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 4.0 to 1.0 for the year ended December 31, 2006, as compared to 6.0 to 1.0 for the year ended December 31, 2005. We had working capital of $80.4 million, an increase of $141.3 million from a deficit of $60.9 at December 31, 2005. The increase in our working capital reflects an increase in our current assets of $165.7 million, partially offset by an increase in our current liabilities of $24.4 million. The increase in our current assets is primarily due to an increase in cash of $130.2 million. In addition, there was an increase in accounts receivable of $26.3 million, which includes an increase of $18.6 million in the current portion of our hedge receivable. The increase in our current liabilities is primarily due to an increase of $16.3 million in our liabilities associated with drilling contracts, related to an increase in drilling activity associated with our investment partnerships.

Our long-term debt (including current maturities) was 244% of our total capital at December 31, 2006 and 225% at December 31, 2005. This increase is attributable to an additional $35 million in borrowings associated with Atlas Pipeline’s senior notes in May 2006. Stockholders’ equity increased principally due to net earnings of $45.8 million for the year ended December 31, 2006, gain on sale of subsidiary units of $109.2 million, and an increase in accumulated other comprehensive income of $13.5 million, partially offset by treasury stock repurchased of $29.9 million during the year.

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

Year Ended December 31, 2006

Cash flows from operating activities. Cash provided by operations is an important source of short-term liquidity for us. Atlas Energy is directly affected by changes in the price of natural gas and oil, interest rates and its ability to raise funds from our drilling investment partnerships. Cash provided by operations is also the primary source of liquidity to fund Atlas Pipeline’s quarterly cash distributions and maintenance capital expenditures and is affected by changes in the price of natural gas as a significant portion of Atlas Pipeline’s transportation fees are calculated as a percentage of natural gas sale prices. Net cash provided by operating activities was $42.3 million in the year ended December 31, 2006, substantially as a result of the following:

•	net income before depreciation, depletion and amortization of $95.3 million in fiscal 2006;

•	adjustments for non-cash transactions which were deducted from cash flows and totaled $12.8 million, including $38.8 million in deferred taxes , $ 2.3 million in non-cash gain on derivative value, less minority interest expense of $18.3 million and non-cash compensation expense related to incentive compensation plans of $10.0 million;

•	changes in operating assets and liabilities increased operating cash flow by $7.6 million in fiscal 2006, primarily due to an increase of $16.3 million in liabilities associated with drilling contracts, partially offset by an increase in accounts receivable and prepaid expense of $13.7 million. Our level of liabilities depends, in part, upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing of funds raised through our drilling investment partnerships;

•	these increases were partially offset by distributions to minority interest holders of Atlas Pipeline and Atlas Pipeline Holdings of $38.3 million, a gain on asset dispositions of $5.7 million, and $3.8 million of cumulative effect of accounting change.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for us beginning January 1, 2007. We do not expect the adoption of FIN 48 to have a significant impact on our financial position or results of operations.

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

As of December 31, 2006, we had the following NGLs, natural gas, and crude oil volumes hedged:

ATLAS ENERGY RESOURCES HEDGES
Fixed Price Swaps

Twelve Month
Period Ending		Average	Fair Value
December 31	Volumes	Fixed Price	Asset (3)
	(MMBTU) (1)	(per MMBTU)	(in thousands)
2007	14,650,000	$8.596	$25,935
2008	15,800,000	8.914	11,450
2009	15,720,000	8.306	7,690
2010	5,400,000	7.532	587
			$45,662

Costless Collars

Twelve Month
Period Ending			Average	Fair Value
December 31	Option Type	Volumes	Floor and Cap	Asset (3)
		(MMBTU)	(per MMBTU)	(in thousands)
2007	Puts purchased	1,800,000	$7.50 - 8.60	$1,511
2007	Calls sold	1,800,000	7.50 - 8.60	—
2008	Puts purchased	1,560,000	7.50 - 9.40	281
2008	Calls sold	1,560,000	7.50 - 9.40	—
				$1,792

ATLAS PIPELINE HEDGES
Natural Gas Liquids Fixed - Price Swaps

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset (Liability) (2)
	(gallons)	(per gallon)	(in thousands)
2007	84,924,000	$0.849	$3,058
2008	33,012,000	0.697	(3,996)
2009	8,568,000	0.746	(795)
			$(1,733)

Natural Gas Fixed - Price Swaps

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability) (3)
	(MMBTU) (1)	(per MMBTU)	(in thousands)
2007	1,080,000	$7.255	$313
2008	240,000	7.270	(216)
2009	480,000	8.000	78
			$175

Natural Gas Basis Swaps

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset (3)
	(MMBTU) (1)	(per MMBTU)	(in thousands)
2007	1,080,000	$(0.535)	$420
2008	240,000	(0.555)	150
2009	480,000	(0.540)	41
			$611

Natural Gas Fixed Price (Purchase)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Liability (3)
	(MMBTU) (1)	(per MMBTU)	(in thousands)
2007	6,960,000	$8.855(4)	$(15,374)
2008	3,336,000	8.872(5)	(3,442)
2009	2,400,000	8.450	(1,470)
			$(20,286)

Natural Gas Basis (Purchase)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Liability (3)
	(MMBTU) (1)	(per MMBTU)	(in thousands)
2007	6,960,000	$(0.903)	$(54)
2008	3,336,000	(1.042)	(63)
2009	2,400,000	(0.600)	(59)
			$(176)

Crude Oil Fixed - Price Swaps

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Liability (3)
	(barrels)	(per barrel)	(in thousands)
2007	77,900	$56.175	$(670)
2008	65,400	59.424	(526)
2009	33,000	62.700	(148)
			$(1,344)

Crude Oil Options

Production
Period Ended			Average	Fair Value
December 31,	Option Type	Volumes	Strike Price	Asset/(Liability) (3)
		(barrels)	(per barrel)	(in thousands)
2007	Puts purchased	13,200	$60.00	$33
2007	Calls sold	13,200	73.38	(26)
2008	Puts purchased	17,400	60.00	71
2008	Calls sold	17,400	72.78	(85)
2009	Puts purchased	30,000	60.00	147
2009	Calls sold	30,000	71.25	(178)
				$(38)

Crude Oil Sales Options

Production
Period Ended			Average	Fair Value
December 31,	Option Type	Volumes	Strike Price	Asset (3)
		(barrels)	(per barrel)	(in thousands)
2008	Puts purchased	720,000	$60.00	2,919
2008	Calls sold	720,000	84.00	(1,508)
2009	Puts purchased	720,000	60.00	3,527
2009	Calls sold	720,000	81.00	(2,272)
				$2,666
Total net asset				$27,329

(1)	MMBTU represents million British Thermal Units.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas and light crude prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

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

As discussed in Note 15, the consolidated balance sheet of the Company as of December 31, 2006 and the related consolidated statement of operations, stockholder’s equity, comprehensive income and cash flows for the year then ended have been restated.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Atlas America, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2007 (except for the effects of the material weakness discussed in the fourth paragraph of Management's Report on Internal Control Over Financial Reporting (as revised) as to which date is August 13, 2007) expressed an unqualified opinion on management's assessment of and an adverse opinion on the effective operation of internal control over financial reporting.

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

/s/ GRANT THORNTON LLP

Cleveland, Ohio
February 28, 2007 (except for Note 15 as to which the date is August 13, 2007)

ATLAS AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2006	December 31, 2005
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$185,401	$55,155
Accounts receivable	116,104	89,830
Prepaid expenses	13,738	5,772
Deferred tax asset	7,934	6,249
Advances to affiliate	—	492

Total current assets	323,177	157,498
Property and equipment, net	884,812	658,347
Intangible assets, net	30,741	60,959
Other assets, net	42,501	32,832
Goodwill	98,607	146,544

	$1,379,838	$1,056,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$109	$1,351
Accounts payable	56,438	56,769
Liabilities associated with drilling contracts	86,765	70,514
Accrued producer liabilities	32,766	32,537
Accrued hedge liability	17,363	24,107
Accrued liabilities	49,207	33,091
Advances from affiliate	117	—

Total current liabilities	242,765	218,369
Long-term debt	324,042	297,430
Deferred tax liability	82,307	29,369
Other liabilities	52,996	54,865
Minority interest	406,387	323,297
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000,000 authorized shares	—	—
Common stock, $0.01 par value: 49,000,000 authorized shares	200	133
Additional paid-in capital	186,696	75,967
Treasury stock, at cost	(29,349)	(73)
ESOP loan receivable	(490)	(564)
Accumulated other comprehensive income (loss)	8,426	(5,116)
Retained earnings	105,858	62,503

Total stockholders’ equity	271,341	132,850

	$1,379,838	$1,056,180

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004
	(Restated)
REVENUES
Gas and oil production	$88,449	$24,086	$63,499	$48,526
Well construction and completion	198,567	42,145	134,338	86,880
Transmission, gathering and processing	437,575	128,740	264,716	34,228
Administration and oversight	11,762	2,964	9,875	8,396
Well services	12,953	2,561	9,552	8,430

	749,306	200,496	481,980	186,460
COSTS AND EXPENSES
Well construction and completion	172,666	36,648	116,816	75,548
Gas and oil production	8,499	1,721	6,044	5,265
Transmission, gathering and processing	361,045	109,889	229,816	27,870
Well services	7,337	1,487	5,167	4,399
General and administrative	46,517	9,453	23,961	14,971
Net expense reimbursement - affiliate	1,237	163	602	1,050
Depreciation, depletion and amortization	45,643	10,324	24,895	14,700

	642,944	169,685	407,301	143,803

OPERATING INCOME	106,362	30,811	74,679	42,657
OTHER INCOME (EXPENSE)
Interest expense	(27,313)	(6,147)	(11,467)	(2,881)
Minority interests	(18,283)	(6,745)	(14,773)	(4,961)
Arbitration settlement, net	—	—	4,290	(2,987)
Other, net	8,564	691	229	768

	(37,032)	(12,201)	(21,721)	(10,061)

Income before income taxes and cumulative effect of accounting change	69,330	18,610	52,958	32,596

Provision for income taxes	(27,308)	(6,886)	(20,018)	(11,409)

Net income before cumulative effect of accounting change	$42,022	$11,724	$32,940	$21,187
Cumulative effect of accounting change (net of tax of $2,530)	3,825	—	—	—

Net income	$45,847	$11,724	$32,940	$21,187

Net income per common share - basic
Net income before cumulative effect of accounting change-basic	$2.14	$0.59	$1.65	$1.21
Cumulative effect of accounting change	0.19	—	—	—

	$2.33	$0.59	$1.65	$1.21

Weighted average common shares outstanding - basic	19,716	20,003	20,001	17,525

Net income per common share - diluted
Net income before cumulative effect on accounting change - diluted	$2.08	$0.58	$1.64	$1.21
Cumulative effect of accounting change	0.19	—	—	—

	$2.27	$0.58	$1.64	$1.21

Weighted average common shares outstanding - diluted	20,157	20,213	20,049	17,526

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004
	(Restated)
Net income	$45,847	$11,724	$32,940	$21,187
Other comprehensive income (loss):
Unrealized holding gains (losses) on hedging contracts, net of tax of ($8,631), $653, $2,452 and $1,384	14,155	(1,112)	(4,360)	(2,571)
Additional postretirement plan liability recorded upon adoption of FASB 158, net of tax of $267	(416)
Less: reclassification adjustment for hedge (gains) losses realized in net income, net of tax of $127, ($946), ($730) and ($10)	(197)	1,611	1,298	18

	13,542	499	(3,062)	(2,553)

Comprehensive income	$59,389	$12,223	$29,878	$18,634

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

							Accumulated
			Additional			ESOP	Other		Total
	Common Stock		Paid-In	Treasury Stock		Loan	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Receivable	Income (Loss)	Earnings	Equity
Balance, September 30, 2003	10,688,333	$107	$38,619	-	$-	$-	$-	$48,785	$87,511
Initial public offering, net of costs	2,645,000	26	36,965	-	-	-	-	-	36,991
Dividend to parent	-	-	-	-	-	-	-	(52,133)	(52,133)
Other comprehensive income	-	-	-	-	-	-	(2,553)	-	(2,553)
Net income	-	-	-	-	-	-	-	21,187	21,187
Balance, September 30, 2004	13,333,333	$133	$75,584	-	$-	$-	$(2,553)	$17,839	$91,003
Issuance of common stock	1,370	-	53	-	-	-	$-	-	53
Other comprehensive income	-	-	-	-	-	-	(3,062)	-	(3,062)
Loan to ESOP	-	-	-	-	-	(602)	-	-	(602)
Repayment of ESOP loan	-	-	-	-	-	19	-	-	19
Net income	-	-	-	-	-	-	-	32,940	32,940
Balance, September 30, 2005	13,334,703	$133	$75,637	-	$-	$(583)	$(5,615)	$50,779	$120,351
Issuance of common stock	1,328	-	64	-	-	-	-	-	64
Other comprehensive income	-	-	-	-	-	-	499	-	499
Employee stock option plan	-	-	266	-	-	-	-	-	266
Repayment of ESOP loan	-	-	-	-	-	19	-	-	19
Treasury stock purchase	-	-	-	(1,335)	(73)	-	-	-	(73)
Net income	-	-	-	-	-	-	-	11,724	11,724
Balance, December 31, 2005	13,336,031	$133	$75,967	(1,335)	$(73)	$(564)	$(5,116)	$62,503	$132,850
Cumulative effect adjustment for adoption of SAB 108 (net of tax of 1,575)	-	-	-	-	-	-	-	(2,425)	(2,425)
Restated Balance, January 1, 2006	13,336,031	$133	75,967	(1,335)	$(73)	(564)	$(5,116)	$60,078	$130,425
Issuance of common stock	7,790	-	100	9,542	580	-	-	-	680
Other comprehensive income	-	-	-	-	-	-	13,542	-	13,542
Repayment of ESOP loan	-	-	-	-	-	74	-	-	74
Treasury stock purchase	-	-	-	(667,342)	(29,856)	-	-	-	(29,856)
Stock option compensation	-	-	1,425	-	-	-	-	-	1,425
Three-for-two stock split	6,664,598	67	(45)	-	-	-	-	(67)	(45)
Gain on sale of subsidiary units	-	-	109,249						109,249
Net income	-	-	-	-	-	-	-	45,847	45,847
Balance, December 31, 2006, Restated	20,008,419	$200	$186,696	(659,135)	$(29,349)	$(490)	$8,426	$105,858	$271,341

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,847	$11,724	$32,940	$21,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,643	10,324	24,895	14,700
Amortization of deferred finance costs	3,818	544	2,448	704
Non-cash loss (gain) on derivative value	(2,316)	138	(1,887)	585
Non-cash compensation on long-term incentive plans	9,961	1,320	3,467	407
Terminated acquisition	—	—	—	2,987
Cumulative effect of change in accounting principle	(3,825)	—	—	—
Minority interests.	18,283	6,745	14,773	4,961
Gain on asset dispositions	(5,679)	(2))	(104)	(39)
Distributions paid to minority interests	(38,276)	(6,381)	(18,073)	(7,271)
Deferred income taxes	(38,767)	1,033	2,275	1,896
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and prepaid expenses	(13,726)	(3,804)	(38,067)	8,689
Increase (decrease) in accounts payable and accrued liabilities	18,809	24,797	89,268	1,237
Increase (decrease) in accounts payable / receivable from affiliates	2,552	6,331	110	0

Net cash provided by operating activities of continuing operations	42,324	52,769	112,045	50,043
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(159,466)	(31,809)	(99,185)	(41,162)
Business acquisitions, net of cash acquired	(30,000)	(163,630)	(195,262)	(141,564)
Proceeds from disposal of assets	9,109	3	170	405
Decrease (increase) in other assets	171	495	(614)	532

Net cash used in investing activities	(180,186)	(194,941)	(294,891)	(181,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	157,250	216,841	385,750	183,532
Principal payments on borrowings	(167,857)	(399,367)	(279,590)	(129,319)
Issuance of Atlas America, Inc. common stock	—	—	—	36,991
Net proceeds from the sale of Atlas Energy Resources, LLC initial public offering	139,944	—	—	—
Net proceeds from the sale of Atlas Pipeline Holdings, L.P. initial public offering	74,326	—	—	—
Net proceeds from issuance of Atlas Pipeline Partners, L.P. common and preferred units	59,585	120,980	91,720	92,714
Issuance of Atlas Pipeline Partners L.P. senior notes	36,582	243,102	—	—
Purchase of treasury shares	(29,856)	—	—	—
Dividend to Resource America.	—	—	—	(52,133)
Advances from (payments to) parent	—	—	(22,431)	7,702
Increase in other assets	(1,866)	(2,510)	(3,514)	(3,921)

Net cash provided by financing activities	268,108	179,046	171,935	135,566
Increase (decrease) in cash and cash equivalents	130,246	36,874	(10,911)	3,820
Cash and cash equivalents at beginning of period	55,155	18,281	29,192	25,372

Cash and cash equivalents at end of period	$185,401	$55,155	$18,281	$29,192

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

In December 2006, the Company contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy Resources, LLC (NYSE: ATN) (“Atlas Energy”), a then wholly-owned subsidiary. Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.4% ownership interest, in an initial public offering at a price of $21.00 per unit. The net proceeds of approximately $139.9 million after underwriting discounts and commissions were distributed to the Company. After completion of the offering, the Company owns approximately 78.5% of Atlas Energy. Additionally, the Company owns Atlas Energy Management, Inc., which owns 2% of the membership interests and all of the management incentive interests in Atlas Energy.

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

The components of basic and diluted earnings per share for the periods indicated are as follows:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004
	(in thousands)
Income from continuing operations	$42,022	$11,724	$32,940	$21,187
Cumulative effect of accounting change, net of taxes	3,825	—	—	—

Net income	$45,847	$11,724	$32,940	$21,187

Weighted average common shares outstanding—basic	19,716	20,003	20,001	17,525
Dilutive effect of stock option and award plans	441	210	48	1
Weighted average common shares—diluted	20,157	20,213	20,049	17,526

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

The estimated service lives of property and equipment are as follows:

Pipelines, processing and compression facilities	15 - 35 years
Rights-of-way - Mid-Continent	40 years
Rights-of-way - Appalachia	20 years
Land, buildings and improvements	10 - 40 years
Furniture and equipment	3 - 7 years
Other	3 - 10 years

Property and equipment consists of the following at the dates indicated:

	December 31, 2006	December 31, 2005
	(in thousands)
Mineral interests:
Proved properties	$1,290	$2,308
Unproved properties	1,002	1,002
Wells and related equipment	348,592	273,725
Pipelines, processing and compression facilities	611,212	445,859
Rights-of-way	30,401	15,769
Land, building and improvements	8,451	7,799
Support equipment	5,604	4,201
Other	9,902	6,292

	1,016,454	756,955
Accumulated depreciation, depletion and amortization:
Oil and gas properties and pipelines	(125,550))	(94,105))
Other	(6,092))	(4,503))

	(131,642))	(98,608))

	$884,812	$658,347

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
DECEMBER 31, 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

Had the Company implemented FIN 47 retroactively to October 1, 2002, the following pro forma information summarizes the impact for the periods presented (in thousands):

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004
Net income as reported	$45,847	$11,724	$32,940	$21,187
Proforma asset retirement obligation income	851	346	948	805

Proforma net income	$46,698	$12,070	$33,888	$21,992

Proforma asset retirement obligation	$26,726	$26,086	$25,126	$11,357

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
DECEMBER 31, 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

Supplemental Cash Flow Information

The Company considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents.

Supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004
Cash paid for:
Interest	$26,800	$3,458	$8,807	$2,114
Income taxes paid (refunded)	57,670	4,957	23	(220))
Non-cash investing activities include the following:
Fair value of assets acquired	$28,575	$231,959	$199,833	$160,799

Liabilities	$1,425	$(52,114))	$(4,571))	$(19,235))

Cash Acquired	$0	$(16,215)	$0	$0

Net cash paid	$30,000	$163,630	$195,262	$141,564

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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
DECEMBER 31, 2006

NOTE 3 — OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL - (Continued)

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004
Asset retirement obligations, beginning of year	$18,499	$17,651	$4,888	$3,131
Cumulative effect of adoption of FIN 47	8,042	—	—	—
Liabilities incurred	1,570	725	770	1,724
Liabilities settled	(194)	—	(137)	(58)
Revision in estimates	(2,411)	—	11,789	(205)
Accretion expense	1,220	123	341	296

Asset retirement obligations, end of year	$26,726	$18,499	$17,651	$4,888

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
DECEMBER 31, 2006

NOTE 5 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - (Continued)

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
DECEMBER 31, 2006

NOTE 6 — DERIVATIVE INSTRUMENTS - (Continued)

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

As of December 31, 2006, the Company had the following NGLs, natural gas, and crude oil volumes hedged:

ATLAS ENERGY RESOURCES HEDGES
Fixed Price Swaps

Twelve Month
Period Ending		Average	Fair Value
December 31	Volumes	Fixed Price	Asset
	(MMBTU) (1)	(per MMBTU)	(in thousands) (3)
2007	14,650,000	$8.59	$25,935
2008	15,800,000	8.91	11,450
2009	15,720,000	8.30	7,690
2010	5,400,000	7.53	587
			$45,662

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 6 — DERIVATIVE INSTRUMENTS - (Continued)

Costless Collars

Twelve Month
Period Ending			Average	Fair Value
December 31	Option Type	Volumes	Floor and Cap	Asset
		(MMBTU) (1)	(per MMBTU)	(in thousands) (3)
2007	Puts purchased	1,800,000	$7.50 - 8.60	$1,511
2007	Calls sold	1,800,000	7.50 - 8.60	—
2008	Puts purchased	1,560,000	7.50 - 9.40	281
2008	Calls sold	1,560,000	7.50 - 9.40	—
				$1,792

ATLAS PIPELINE HEDGES
Natural Gas Fixed - Price Swaps

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability) (2)
	(gallons)	(per gallon)	(in thousands)
2007	84,924,000	$0.85	$3,058
2008	33,012,000	0.70	(3,996)
2009	8,568,000	0.75	(795)
			$(1,733)

Natural Gas Fixed - Price Swaps

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability) (3)
	(MMBTU) (1)	(per MMBTU)	(in thousands)
2007	1,080,000	$7.26	$313
2008	240,000	7.27	(216)
2009	480,000	8.00	78
			$175

Natural Gas Basis Swaps

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset (3)
	(MMBTU) (1)	(per MMBTU)	(in thousands)
2007	1,080,000	$(0.53)	$420
2008	240,000	(0.55)	150
2009	480,000	(0.54)	41
			$611

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 6 — DERIVATIVE INSTRUMENTS - (Continued)

Natural Gas Fixed Price (Purchase)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Liability (3)
	(MMBTU) (1)	(per MMBTU)	(in thousands)
2007	6,960,000	$8.85	$(15,374)
2008	3,336,000	8.87	(3,442)
2009	2,400,000	8.45	(1,470)
			$(20,286)

Natural Gas Basis (Purchase)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Liability (3)
	(MMBTU) (1)	(per MMBTU)	(in thousands)
2007	6,960,000	$(0.90)	$(54)
2008	3,336,000	(1.04)	(63)
2009	2,400,000	(0.60)	(59)
			$(176)

Crude Oil Fixed - Price Swaps

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Liability (3)
	(barrels)	(per barrel)	(in thousands)
2007	77,900	$56.17	$(670)
2008	65,400	59.42	(526)
2009	33,000	62.70	(148)
			$(1,344)

Crude Oil Options

Production
Period Ended			Average	Fair Value
December 31,	Option Type	Volumes	Strike Price	Asset/(Liability) (3)
		(barrels)	(per barrel)	(in thousands)
2007	Puts purchased	13,200	$60.00	$33
2007	Calls sold	13,200	73.38	(26)
2008	Puts purchased	17,400	60.00	71
2008	Calls sold	17,400	72.78	(85)
2009	Puts purchased	30,000	60.00	147
2009	Calls sold	30,000	71.25	(178)
				$(38)

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 6 — DERIVATIVE INSTRUMENTS - (Continued)

Crude Oil Sales Options

Production
Period Ended			Average	Fair Value
December 31,	Option Type	Volumes	Strike Price	Asset/(Liability) (3)
		(barrels)	(per barrel)	(in thousands)
2008	Puts purchased	720,000	$60.00	2,919
2008	Calls sold	720,000	84.00	(1,508)
2009	Puts purchased	720,000	60.00	3,527
2009	Calls sold	720,000	81.00	(2,272)
				$2,666
Total net asset				$27,329

(1)	MMBTU represents million British Thermal Units.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas and light crude prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 7 - DEBT

Total debt consists of the following at the dates indicated (in thousands):

	December 31, 2006	December 31, 2005
Senior notes - Atlas Pipeline	$285,977	$250,000
Revolving credit facility - Atlas Pipeline	38,000	9,500
Installment notes - NOARK	—	39,000
Other debt	174	281

	324,151	298,781
Less current maturities	109	1,351

	$324,042	$297,430

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 7 - DEBT - (Continued)

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

$324,151

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 8 — INCOME TAXES

The following table details the components of the Company’s provision for income taxes from continuing operations for the periods indicated:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004
	(in thousands)
Provision for income taxes:
Current
Federal	$54,634	$5,189	$16,913	$9,070
State	11,438	664	830	553
Deferred	(38,764)	1,033	2,275	1,786

	$27,308	$6,886	$20,018	$11,409

A reconciliation between the statutory federal income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2006	2005	2005	2004
Statutory tax rate	35%	35%	35%	35%
Statutory depletion	(1)	(1)	(2)	(1)
Reorganization costs	—	—	2	—
Other, net	—	—	1	—
State income taxes, net of federal tax benefit	5	3	2	1
	39%	37%	38%	35%

The components of the Company’s net deferred tax liability are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets related to:
Unrealized loss on Investments	$1,226	$3,183
Accrued expenses	5,639	2,230
Net operating loss carry forward	192	1,611
Valuation allowance	(185)	(243)
Other	885	858

	$7,757	$7,639

Deferred tax liabilities related to:
Unrealized gain on Investments	$(6,658)	$—
Property and equipment basis differences	(14,954)	(21,529)
Gain on issuance of subsidiary units	(52,118)	—
Goodwill and other Intangibles	(8,400)	(9,230)

	(82,130)	(30,759)

Net deferred tax liability	$(74,373)	$(23,120)

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 8 — INCOME TAXES - (Continued)

Deferred income tax assets and liabilities are classified as current or long-term consistent with the classification of the related temporary difference and are recorded in the Company’s consolidated balance sheets as follows:

	December 31,
	2006	2005
	(in thousands)
Current deferred tax asset	$7,934	$6,249
Non-current deferred tax liability	(82,307)	(29,369)

	$(74,373)	$(23,120)

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 — BENEFIT PLANS - (Continued)

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 — BENEFIT PLANS - (Continued)

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

In 2006, Atlas Energy granted restricted units that vest one fourth at each anniversary over a four year period. Each unit entitles the grantee to one common unit upon vesting, as well as distribution equivalent rights during the period the unit is outstanding. The weighted average remaining contractual term of units that were granted as well outstanding as of December 31, 2006 was 3.3 years. Atlas Energy recognized $188,000 in compensation expense related to restricted units granted pursuant to ATN LTIP for the year ended December 31, 2006. There was no such expense for the three months ended December 31, 2005 or the twelve months ended September 30, 2005 or 2004. At December 31, 2006, Atlas Energy Resources had approximately $812,000 of unrecognized compensation expense related to the unvested portion of the restricted units to be recognized over four years. The aggregate intrinsic value of units outstanding at December 31, 2006 was $1.1 million. The following table sets forth the ATN LTIP’s restricted unit activity for the year ended December 31, 2006:

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 — BENEFIT PLANS - (Continued)

Year Ended December 31, 2006
Outstanding - beginning of period	—
Granted (1)	47,619
Vested	—
Forfeited	—

Outstanding - end of period	47,619

(1)	The weighted average fair value for restricted unit awards on the date of grant was $21.00 for awards granted for the year ended December 31, 2006.

Atlas Energy Resources recognized $150,000 in compensation expense related to options granted pursuant to ATN LTIP for the year ended December 31, 2006. There was no such expense for the three months ended December 31, 2005 or the twelve months ended September 30, 2005 or 2004. Unit option awards expire 10 years from the date of grant, and will vest 25% three years from the date of grant and 100% four years from the date of grant. The Black-Scholes option pricing model was used to estimate the weighted average fair value of each unit option granted with the following assumptions (a) expected dividend yield of 8.0%, (b) risk-free interest rate of 4.4%, (c) expected volatility of 25.0%, and (d) an expected life of 6.25 years. At December 31, 2006, Atlas Energy Resources had approximately $650,000 of unrecognized compensation expense related to the unvested portion of the option units to be recognized over four years. The aggregate intrinsic value of stock options outstanding at December 31, 2006 was $624,000. There were no options that vested in 2006. The weighted average remaining contractual term of units that were granted as well as outstanding at December 31, 2006 was 3.3 years. The following table sets forth ATN LTIP’s option unit activity for the year ended December 31, 2006:

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 — BENEFIT PLANS - (Continued)

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
DECEMBER 31, 2006

NOTE 9 — BENEFIT PLANS - (Continued)

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
DECEMBER 31, 2006

NOTE 9 — BENEFIT PLANS - (Continued)

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

The following table summarizes the incremental effects of the initial adoption of SFAS 158 to our Consolidated Balance Sheet at December 31, 2006:

	At December 31, 2006
	(in thousands)
	Before application of SFAS 158	SFAS 158 Adjustments	After application of SFAS 158
Other liabilities	$52,313	$683	$52,996
Deferred tax liability	82,574	(267)	82,307

Total liabilities	$134,887	$416	$135,303
Accumulated other comprehensive income	$8,842	$(416)	$8,426
Total stockholder’s equity	$271,757	$(416)	$271,341

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
DECEMBER 31, 2006

NOTE 10 — COMMITMENTS AND CONTINGENCIES - (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006

NOTE 13 — OPERATING SEGMENT INFORMATION AND MAJOR CUSTOMERS
The Company’s operations include three reportable operating segments. These operating segments reflect the way the Company manages its operations and makes business decisions. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows (in thousands):

	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Years Ended September 30, 2005	2004

Gas and Oil Production
Revenues	$88,449	$24,086	$63,499	$48,526
Costs and Expenses	(8,499)	(1,721)	(6,044)	(5,265)

Segment Profit	$79,950	$22,365	$57,455	$43,261

Well Construction and Completion
Revenues	$198,567	$42,145	$134,338	$86,880
Costs and Expenses	(172,666)	(36,648)	(116,816)	(75,548)

Segment Profit	$25,901	$5,497	$17,522	$11,332

Atlas Pipeline
Revenues	$428,324	$127,334	$260,357	$30,037
Revenues – affiliates	30,257	7,930	21,929	17,190
Costs and Expenses	(360,869)	(109,851)	(229,764)	(27,817)

Segment Profit	$97,712	$25,413	$52,522	$19,410

Reconciliation of segment profit to net income before tax
Segment profit
Gas and oil production	$79,950	$22,365	$57,455	$43,261
Well construction and completion	25,901	5,497	17,522	11,332
Atlas Pipeline	97,712	25,413	52,522	19,410

Total segment profit	203,563	53,275	127,499	74,003
General and administrative expenses	(46,517)	(9,453)	(23,961)	(14,971)
Compensation reimbursement affiliate	(1,237)	(163)	(602)	(1,050)
Depreciation, depletion and amortization	(45,643)	(10,324)	(24,895)	(14,700)
Other income (expense) – net (a)	(40,836)	(14,725)	(25,083)	(10,686)

Net income before tax	$69,330	$18,610	$52,958	$32,596

Capital Expenditures
Gas and oil production	$74,075	$16,610	$57,894	$32,172
Well construction and completion	—	—	—	—
Atlas Pipeline	83,831	14,622	40,061	7,910
Corporate and other	1,560	577	1,230	1,080

	$159,466	$31,809	$99,185	$41,162

			December 31, 2006	December 31, 2005
Balance Sheet
Goodwill
Gas and oil production			$21,527	$21,527
Well construction and completion			6,389	6,389
Atlas Pipeline			63,441	111,378
Corporate and other			7,250	7,250

			$98,607	$146,544

Total Assets
Gas and oil production			$377,807	$256,210
Well construction and completion			8,335	8,428
Atlas Pipeline			787,128	736,977
Corporate and other			206,568	54,565

			$1,379,838	$1,056,180

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

NOTE 15 - RESTATEMENT - ISSUANCE OF SUBSIDIARY UNITS

In December 2006, Atlas Energy issued 7.3 million common units (an approximate 19.4% interest in it) for net proceeds of $139.9 million after offering costs in a private placement offering. Accordingly, the Company recognized a gain of $44.1 million, net of an income tax provision of $31.9 million, which was recorded in consolidated equity as a credit to paid-in capital as well as a corresponding reduction of $76.0 million to minority interest.

May 2006, Atlas Pipeline issued 500,000 common units (an approximate 4% interest in it) resulting in net proceeds of approximately $19.7 million after offering costs. Accordingly, the Company recognized a gain of $626,000, net of an income tax provision of $452,000, which was recorded in consolidated equity as a credit to paid-in capital as well as a corresponding reduction of $1.1 million to minority interest.

In July 2006, Atlas Pipeline Holdings issued 3.6 million common units (an approximate 17.1% in it) resulting in net proceeds of approximately $74.3 million after offering costs. Accordingly, the Company recognized a gain of $37.9 million, net of an income tax provision of $27.4 million, which was recorded in consolidated equity as a credit to paid-in capital as well as a corresponding reduction of $65.3 million to minority interest.

The Company has accounted for these offerings in accordance with Staff Accounting Bulletin No. 51, Accounting by the Parent in Consolidation for Sales of Stock by a Subsidiary, (“SAB No. 51”). The Company has adopted a policy to recognize gains on such transactions as a credit to equity rather than as income. This gain represents the Company’s portion of the excess net offering price per unit of each of its subsidiary’s units to the book carrying amount per unit.

The Company has also experienced sales of subsidiary units in years prior to 2006 and had not previously recorded a gain on such sales. The Company, after applying Staff Accounting Bulletin No. 99, Materiality, concluded that the recording of such gains is not material to its results of operations or financial position to such prior years and the Company has recorded such gains in the current year financial statements.

The following table provides information about the current year gain and prior year cumulative gains for the Company’s sale of subsidiary units (in thousands):

Year or Period Ended	Subsidiary	Gain	Tax Provision	Gain-Net of Tax
Year ended December, 31, 2006	Atlas Energy	$76,035	$31,921	$44,114
Year ended December, 31, 2006	Atlas Pipeline	1,078	452	626
Years ended December 2003 to 2005	Atlas Pipeline	45,821	19,236	26,585
Year ended December 31, 2006	AHD	65,366	27,442	37,924
		$188,300	$79,051	$109,249

As the company previously had not followed sale treatment under SAB No. 51, the Company restated the December 2006 consolidated financial statements for the impact of the gains described in the table above. Additionally, the restatement included an income tax benefit of $29.8 million ($1.52 and $1.48 per basic and diluted earnings per share, respectively) related to a valuation allowance associated with the sale of stock in the July 2006. Net income previously reported prior to the restatement was $16.0 million ($0.81 and $0.79 per basic and diluted earnings per share, respectively), and $45.8 million as restated.

NOTE 16— SUBSEQUENT EVENT
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

NOTE 17 — SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
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
DECEMBER 31, 2006
NOTE 17 — SUPPLEMENTAL OIL AND GAS INFORMATION – (Continued)

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
NOTE 17 — SUPPLEMENTAL OIL AND GAS INFORMATION – (Continued)

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
DECEMBER 31, 2006
NOTE 17 — SUPPLEMENTAL OIL AND GAS INFORMATION – (Continued)

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
DECEMBER 31, 2006
NOTE 17 — SUPPLEMENTAL OIL AND GAS INFORMATION – (Continued)

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006

NOTE 18 — QUARTERLY RESULTS (Unaudited)

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
			(restated) (1)

	(in thousands, except per share data)
Year ended December 31, 2006
Revenues	$192,459	$164,810	$190,617	$201,420

Income from continuing operations before income taxes	$18,033	$17,758	$16,272	$17,267

Net income	$11,361	$10,100	$9,970	$14,416

Net income per common share – basic	$0.57	$0.51	$0.51	$0.75

Net income per common share – diluted	$0.56	$0.50	$0.50	$0.73

	December 31 2004	March 31, 2005	June 30, 2005	September 30, 2005
	(in thousands, except per share data)
Year ended September 30, 2005
Revenues	$92,850	$104,484	$128,155	$156,208

Income from continuing operations before income taxes	$13,894	$13,307	$12,013	$13,744

Net income	$8,892	$8,516	$6,444	$9,088

Net income per common share – basic	$.43	$.43	$.32	$.45

Net income per common share – diluted	$.43	$.43	$.32	$.45

(1) See Note 15 for restatement. The restatement resulted in an increase in net income for the quarter of $29.8 million (1.52 and $1.49 basic and diluted earnings per share, respectively).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures have been designed to ensure that material information relating to us, including our consolidated subsidiaries, required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

          In connection with the restatement described in Note 15 to the consolidated financial statements, our management determined that there was a material weakness in our internal control over financial reporting as of December 31, 2006, as more fully described below in “Management’s Report on Internal Control Over Financial Reporting” (as revised). Based on this evaluation and because of the material weakness described in the Management’s Report on Internal Control Over Financial Reporting (as revised), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting (as revised)

The management of Atlas America, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for us. With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on April 10, 2007, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Subsequently, management identified a material weakness in internal control over financial reporting with respect to the interpretation of the provisions of Staff Accounting Bulletin No. 51, Accounting by the Parent in Consolidation for Sales of Stock by a Subsidiary, (“SAB No. 51”). SAB No. 51 requires the calculation of a gain or loss on the sale of subsidiary stock based on the change in the Parent’s share of the carrying value of equity before and after the transaction. We had previously concluded that SAB No. 51 did not apply to pass-through subsidiary entities. Upon further review, we concluded that these equity transactions should be accounted for under the provisions of SAB No. 51 and that the resulting impact affected the financial statements materially. Under SAB No. 51, the resulting gain or loss may be recognized through income or alternatively an increase in paid-in capital (in the case of a gain), net of tax. SAB No. 51 requires us to establish a policy as to our treatment of gain recognition and we must consistently apply this treatment to all such sales of subsidiary stock. We have elected to recognize gains for all sales of subsidiary stock under SAB No. 51 as an increase to paid-in capital and consequently have calculated the cumulative gains for its three subsidiaries which have issued stock in order to record the effects in the December 31, 2006 financial statements. We have determined that sales prior to January 1, 2006 were not material.

This material weakness has caused us to amend our Annual Report on Form 10-K for the year ended December 31, 2006, in order to restate the financial statements for the year ended December 31, 2006. Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2006.

To remediate this material weakness, we intend to add review procedures, in addition to those already in place, increasing the knowledge base of our employees responsible for reviewing accounting principles, including enhanced background research and documentation related to the accounting principles and increasing the involvement of third-party advisors in the determination of the appropriate accounting treatment. We believe that the above changes will remediate the material weakness described above subsequent to June 30, 2007.

Our independent auditor, Grant Thornton LLP, a registered public accounting firm, has issued an audit report on our management’s revised assessment of our internal control over financial reporting as of December 31, 2006. This audit report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Atlas America, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that Atlas America Inc. (the “Company”) (a Delaware limited partnership) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness identified in management’s assessment related to the effectiveness of internal controls pertaining to the accounting for sales of subsidiary stock,  based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or dispositions of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its revised assessment the following material weakness as of December 31, 2006:
“A material weakness with regard to the evaluation of the application of Staff Accounting Bulletin No. 51, Accounting by the Parent in Consolidation for Sale of Stock by a Subsidiary (“SAB No. 51”), with regard to equity transactions of its subsidiaries in 2006 and prior years. The Company had previously concluded that SAB No. 51 did not apply to pass-through subsidiary entities. Upon further review, the Company concluded that these equity transactions should be accounted for under the provisions of SAB No. 51 and that the resulting impact affected the financial statements materially. This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2006.”
As stated in the fourth paragraph of Management’s Report on Internal Control over Financial Reporting (as revised), management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been restated.
In our opinion, management’s revised assessment that Atlas America Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Atlas America Inc has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries as December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2006, the three month period ended December 31, 2005 and for the years ended September 30, 2005 and 2004, and our report dated February 28, 2007 (except for Note 15 as to which the date is August 13, 2007) expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
February 28, 2007 (except for the effects of
the material weakness discussed in the fourth
paragraph of Management's Report on
Internal Control Over Financial Reporting
(as revised) as to which date is August 13, 2007)

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

Report of Independent Registered Public Accounting Firm	66

Consolidated Balance Sheets at December 31, 2006 and 2005	67

Consolidated Statements of Income for the year ended December 31, 2006, the three months ended December 31, 2005 and the years ended September 30, 2005 and 2004	68

Consolidated Statements of Comprehensive Income for the year ended December 31, 2006, the three months ended December 31, 2005 and the years ended September 30, 2005 and 2004	69

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, three months ended December 31, 2005 and the years ended September 30, 2005 and 2004	70

Consolidated Statements of Cash Flows for the year ended December 31, 2006, the three months ended December 31, 2005 and the years ended September 30, 2005 and 2004	71

Notes to Consolidated Financial Statements – December 31, 2006	72

(2)	Financial Statement Schedules

(3)	Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of stock certificate(2)

10.1(a)	Master Natural Gas Gathering Agreement, dated February 2, 2000, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation(2)

10.1(b)	Natural Gas Gathering Agreement among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas Resources, Inc., Atlas Energy Group, Inc., Atlas Noble Corp., Resource Energy, Inc. and Viking Resources Corporation dated January 1, 2002(2)

10.1(c)	Amendment to Master Natural Gas Gathering Agreement and Natural Gas Gathering Agreement, dated October 25, 2005, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc., Viking Resources Corporation, Atlas Noble Corp. and Atlas Resources, Inc. (3)

10.1(d)	Amendment and Joinder to Gas Gathering Agreements, dated as of December 18, 2006, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, LLC, Viking Resources, LLC, Atlas Noble, LLC, Atlas Resources, LLC, Atlas America, LLC, Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC(8)

10.2(a)	Omnibus Agreement, dated February 2, 2000, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation(2)

10.2(b)	Amendment and Joinder to Omnibus Agreement, dated as of December 18, 2006 among Atlas Pipeline, Atlas America, Resource Energy, LLC, Viking Resources, LLC, Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC(8)

10.3	Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(4)

10.4	Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(4)

10.5	Employment Agreement for Edward E. Cohen dated May 14, 2004(4)

10.6	Agreement for Services among Atlas America, Inc. and Richard Weber, dated April 5, 2006(5)

10.7	Contribution, Conveyance and Assumption Agreement, dated as of December 18, 2006, among Atlas America, Inc., Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC(9)

10.8	Omnibus Agreement, dated as of December 18, 2006, between Atlas America, Inc. and Atlas Energy Resources, LLC(8)

10.9	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC and Atlas Energy Management, Inc.

10.10	Stock Incentive Plan(4)

10.11	Atlas America Employee Stock Ownership Plan(6)

10.12	Atlas America, Inc. Investment Savings Plan(6)

10.13	Form of Stock Award Agreement(7)

21.1	Subsidiaries of Atlas America, Inc.(8)

23.1	Consent of Grant Thornton LLP

31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Previously filed as an exhibit to our Form 8-K filed June 14, 2005

(2)	Previously filed as an exhibit to our registration statement on Form S-1 (registration no. 333-112653)

(3)	Previously filed as an exhibit to our Form 8-K dated October 31, 2005

(4)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2004

(5)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006

(6)	Previously filed as an exhibit to our Form 10-K for the year ended September 30, 2005

(7)	Previously filed as an exhibit to our Form 10-Q for the quarter ended December 31, 2005

(8)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2006

(9)	Previously filed as an exhibit to our Form 10-K/A for the year ended December 31, 2006

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS AMERICA, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Edward E. Cohen
Edward E. Cohen Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman, Chief Executive Officer and President	August 14, 2007
Edward E. Cohen

/s/ Jonathan Z. Cohen	Vice Chairman	August 14, 2007
Jonathan Z. Cohen

/s/ Matthew A. Jones	Chief Financial Officer	August 14, 2007
Matthew A. Jones

/s/ Nancy J. McGurk	Senior Vice President and Chief Accounting Officer	August 14, 2007
Nancy J. McGurk

/s/ Carlton M. Arrendell	Director	August 14, 2007
Carlton M. Arrendell

/s/ William R. Bagnell	Director	August 14, 2007
William R. Bagnell

/s/ Donald W. Delson	Director	August 14, 2007
Donald W. Delson

/s/ Nicholas A. DiNubile	Director	August 14, 2007
Nicholas A. DiNubile

/s/ Dennis A. Holtz	Director	August 14, 2007
Dennis A. Holtz

/s/ Harmon S. Spolan Harmon S. Spolan	Director	August 14, 2007