Form 10-Q/A
period 2007-03-31
ATLAS AMERICA INC
filed 2007-08-14
CIK 1279228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The Company is filing this Amendment No.1 to its Quarterly Report on Form 10-Q (“Amendment No.1”) for the quarter ended March 31, 2007. The Quarterly Report on Form 10-Q was originally filed on May 10, 2007 (the “Original Filing”). Amendment No. 1 is being filed to recognize changes to the beginning balance sheet related to an amendment to the Company’s Form 10K/A for the year ended December 31, 2006 for its accounting treatment of stock sales by its subsidiaries. Amendment No. 1 amends Item 1 of the Original Filing to reflect the changes to the beginning and ending balance sheets as a result of the Company’s amendment to its Form 10K/A for the year ended December 31, 2006 and for the convenience of the reader, sets forth the remainder of the Original Filing in its entirety.

Except as described above, no other information in Amendment No. 1 is amended hereby. Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing. In addition, Item 6 of Part II of Amendment No. 1 has been amended to contain, in accordance with the rules of the SEC, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

ATLAS AMERICA, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - March 31, 2007 and December 31, 2006	4

	Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006	5

	Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2007	6

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	7

	Notes to Consolidated Financial Statements	8 - 25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26 - 34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34 - 38

Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	39

SIGNATURES		40

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
ATLAS AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	March 31,	December 31,
	2007	2006
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$88,381	$185,401
Accounts receivable	71,987	82,954
Current portion of derivative asset	11,103	33,150
Prepaid expenses	9,161	13,738
Deferred tax asset	5,905	7,934
Total current assets	186,537	323,177

Property and equipment, net	913,014	884,812
Intangible assets, net	29,934	30,741
Other assets, net	34,725	42,501
Goodwill	98,607	98,607
	$1,262,817	$1,379,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$81	$109
Accounts payable	46,048	56,438
Liabilities associated with drilling contracts	19,681	92,449
Accrued producer liabilities	30,534	32,766
Accrued hedge liability	24,834	17,535
Accrued liabilities	32,331	49,035
Advances from affiliate	447	117
Total current liabilities	153,956	242,765

Long-term debt	395,498	324,042
Deferred tax liability	72,331	82,307
Other liabilities	56,771	52,996

Minority interest	392,704	406,387

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000,000 authorized shares	-	-
Common stock, $0.01 par value: 49,000,000 authorized shares	200	200
Additional paid-in capital	187,291	186,696
Treasury stock, at cost	(109,396)	(29,349)
ESOP loan receivable	(472)	(490)
Accumulated other comprehensive income (loss)	(2,172)	8,426
Retained earnings	116,106	105,858
Total stockholders’ equity	191,557	271,341
	$1,262,817	$1,379,838

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

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007
(in thousands, except share data)
(Unaudited)

							Accumulated
			Additional			ESOP	other		Total
	Common stock		paid-in	Treasury stock		loan	comprehensive	Retained	stockholders’
	Shares	Amount	capital	Shares	Amount	receivable	income (loss)	earnings	equity

Balance, January 1, 2007, Restated	20,008,419	$200	$186,696	(659,135)	$(29,349)	$(490)	$8,426	$105,858	$271,341
Net income								10,248	10,248
Other comprehensive income (loss)							(10,598)		(10,598)
Issuance of common stock	3,750	-	227	6,607	304				531
Repurchase of common stock, at cost				(1,486,605)	(80,351)				(80,351)
Repayment of ESOP loan						18			18
Stock option compensation			368						368
Balance, March 31, 2007, Restated	20,012,169	$200	$187,291	(2,139,133)	$(109,396)	$(472)	$(2,172)	$116,106	$191,557

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

Restatement

The Company has restated its beginning balance sheet related to an amendment to its Form 10-K for the year ended December 31, 2006 for its accounting treatment of stock sales by its subsidiaries. This restatement decreased Minority Interest by $188.3 million, increased Deferred Taxes by $79.1 million and increased Paid-in Capital by $109.2 million at December 31, 2006 and March 31, 2007. The restatement resulted in the reversal of the income tax provision recorded in July 2006, and as a result, Retained Earnings has been increased by $29.8 million.

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
March 31, 2007
(Unaudited)

NOTE 9 — OPERATING SEGMENT INFORMATION

The Company’s operations include three reportable operating segments.  These operating segments reflect the way the Company manages its operations and makes business decisions. The Company does not allocate income taxes to its operating segments.  Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Gas and oil production
Revenues	$21,260	$22,866
Costs and expenses	(2,034)	(1,905)
Segment profit	$19,226	$20,961

Well construction and completion
Revenues	$72,378	$50,883
Costs and expenses	(62,932)	(44,246)
Segment profit	$9,446	$6,637

Atlas Pipeline
Revenues	$109,724	$110,348
Revenues - affiliates	7,733	7,894
Costs and expenses	(95,451)	(91,342)
Segment profit	$22,006	$26,900

Reconciliation of segment profit to net income before taxes
Segment profit
Gas and oil production	$19,226	$20,961
Well construction and completion	9,446	6,637
Atlas Pipeline	22,006	26,900
Total segment profit	50,678	54,498
General and administrative expenses	(14,457)	(12,908)
Compensation reimbursement - affiliate	(308)	(415)
Depreciation, depletion and amortization	(12,401)	(10,102)
Other income (expense) - net (a)	(7,245)	(13,040)
Net income before taxes	$16,267	$18,033

Capital expenditures
Gas and oil production	$21,494	$14,881
Well construction and completion	-	-
Atlas Pipeline	18,377	14,943
Corporate and other	583	409
	$40,454	$30,233

	March 31, 2007	December 31, 2006
Balance sheet
Goodwill
Gas and oil production	$21,527	$21,527
Well construction and completion	6,389	6,389
Atlas Pipeline	63,441	63,441
Corporate and other	7,250	7,250
	$98,607	$98,607
Total assets
Gas and oil production	$358,959	$377,807
Well construction and completion	8,558	8,335
Atlas Pipeline	784,740	787,128
Corporate and other	110,560	206,568
	$1,262,817	$1,379,838

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

We had $88.4 million in cash and cash equivalents on hand at March 31, 2007, as compared to $185.4 million at December 31, 2006. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 5.0 to 1.0 for the three months ended March 31, 2007 and March 31, 2006. We had working capital of $32.6 million, a decrease of $47.8 million from $80.4 at December 31, 2006. The decrease in our working capital reflects a decrease in our current assets of $136.6 million, partially offset by a decrease in our current liabilities of $88.8 million. The decrease in our current assets is primarily due to a decrease in cash of $97.0 million, a decrease in accounts receivable of $11.0 and a decrease of $22.0 million in the current portion of our hedge receivable. The decrease in cash was primarily a result of $80.4 million used to repurchase stock. The decrease in our current liabilities is primarily due to a decrease of $67.1 million in our liabilities associated with drilling contracts, related to the timing of funds raised and the subsequent use of those funds.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q/A, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, because of a material weakness in internal controls over financial reporting discussed below, as of March 31, 2007 our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following material weakness that was identified as a result of management’s evaluation of such changes and as a result of the evaluation described above.

During the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, we determined that our accounting treatment for the sales of our subsidiaries' stock were subject to the provisions of Staff Accounting Bulletin No. 51, Accounting by the Parent in Consolidation for Sales of Stock by a Subsidiary, (“SAB No. 51”). SAB No. 51 requires the calculation of a gain or loss on the sale of subsidiary stock based on the change in the Parent’s share of the carrying value of equity before and after the transaction. The resulting gain or loss may be recognized through income or alternatively as an increase in paid-in capital (in the case of a gain), net of tax. SAB No. 51 requires us to establish a policy as to the treatment and we must consistently apply this treatment to all sales of subsidiary stock. We have elected to recognize gains for all sales of subsidiary stock under SAB No. 51 as an increase to paid-in capital and consequently have calculated the cumulative gains for our three subsidiaries which have issued stock in order to record the effects in the December 31, 2006 financials statements. There were no issuances of subsidiary stock in the quarter ended March 31, 2007.

Based upon the results of our evaluation described above, which was performed in connection with the restatement of our financial statements for the year ended December 31, 2006 and quarterly period ended March 31, 2007, our principal executive officer and principal financial officer determined that the incorrect treatment of our subsidiary stock sales referenced above was not detected in our financial reporting process for the quarterly period ended March 31, 2007 as a result of a material weakness in internal control over financial reporting related to the interpretation of SAB No. 51 in the preparation of the financial statements for the year ended December 31, 2006 and three months ended March 31, 2007. The material weakness that existed was that the controls to review and validate the proper accounting treatment did not operate effectively.

To remediate this material weakness, we intend to add additional review procedures, in addition to those already in place, increasing the knowledge base of our employees responsible for reviewing accounting principles, including enhanced background research and documentation related to the accounting principles and increasing the involvement of third-party advisors in the determination of the appropriate accounting treatment. We believe that the changes will remediate the material weakness described above subsequent to June 30, 2007.

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

ATLAS AMERICA, INC.
(Registrant)

Date: August 14, 2007	By: /s/ Matthew A. Jones
Matthew A. Jones
Chief Financial Officer

Date: August 14, 2007	By: /s/Nancy J. McGurk
Nancy J. McGurk Senior Vice President and Chief Accounting Officer