Form 10-Q
period 2007-06-30
ATLAS AMERICA INC
filed 2007-08-14
CIK 1279228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number:  001-32169

ATLAS AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0404430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center
1550 Coraopolis Heights Rd, 2nd FL Moon Township, PA	15108
(Address of principal executive offices)	(Zip code)

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
Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock on August 1, 2007 was 26.8 million shares.

ATLAS AMERICA, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2007 and 2006	4

	Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2007	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	6

	Notes to Consolidated Financial Statements	7 - 27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28- 39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40- 45

Item 4.	Controls and Procedures	46

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of the Security Holders	47

Item 6.	Exhibits	47

SIGNATURES		48

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ATLAS AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$83,073	$185,401
Accounts receivable	118,527	82,954
Current portion of derivative asset	33,956	33,150
Prepaid expenses	9,360	13,738
Deferred tax asset	9,722	7,934
Total current assets	254,638	323,177

Property and equipment, net	2,227,117	884,812
Other assets, net	53,439	42,501
Intangible assets, net	29,546	30,741
Goodwill	98,607	98,607
	$2,663,347	$1,379,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$70	$109
Accounts payable	70,164	56,438
Liabilities associated with drilling contracts	62,291	86,765
Accrued producer liabilities	29,999	32,766
Accrued hedge liability	33,686	17,535
Accrued liabilities	60,916	49,035
Advances from affiliate	105	117
Total current liabilities	257,231	242,765

Long-term debt	1,082,369	324,042
Deferred tax liability	165,015	82,307
Long-term hedge liability	47,346	12,340
Other liabilities	46,999	40,656

Minority interest	706,584	406,387

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000,000 authorized shares	-	-
Common stock, $0.01 par value: 49,000,000 authorized shares	290	200
Additional paid-in capital	335,620	186,696
Treasury stock, at cost	(109,374)	(29,349)
ESOP loan receivable	(453)	(490)
Accumulated other comprehensive income (loss)	(3,267)	8,426
Retained earnings	134,987	105,858
Total stockholders’ equity	357,803	271,341
	$2,663,347	$1,379,838

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES
Well construction and completion	$65,139	$33,805	$137,517	$84,688
Gas and oil production	25,315	21,942	46,575	44,808
Transmission, gathering and processing	119,109	104,258	234,399	215,867
Administration and oversight	3,439	2,188	7,983	5,497
Well services	4,155	3,386	7,876	6,152
Gain (loss) on mark-to-market derivatives	(2,291)	(769)	(4,569)	257
	214,866	164,810	429,781	357,269

COSTS AND EXPENSES
Well construction and completion	56,648	29,394	119,580	73,640
Gas and oil production	2,491	2,217	4,525	4,122
Transmission, gathering and processing	94,849	83,339	190,324	174,776
Well services	2,147	2,022	4,190	3,788
General and administrative	21,320	7,475	35,777	20,383
Net expense reimbursement - affiliate	221	281	529	696
Depreciation, depletion and amortization	13,476	10,614	25,877	20,716
	191,152	135,342	380,802	298,121

OPERATING INCOME	23,714	29,468	48,979	59,148

OTHER INCOME (EXPENSE)
Interest expense	(8,945)	(6,795)	(16,201)	(13,516)
Minority interests	11,776	(4,711)	8,590	(10,966)
Other, net	1,455	(204)	2,899	1,125
	4,286	(11,710)	(4,712)	(23,357)

Income before income taxes	28,000	17,758	44,267	35,791
Provision for income taxes	8,134	7,658	14,153	14,330
Net income	$19,866	$10,100	$30,114	$21,461

Net income per common share - basic
Net income per common share-basic	$.74	$.34	$1.09	$.72
Weighted average common shares outstanding	26,813	29,887	27,595	29,944

Net income per common share - diluted
Net income per common share - diluted	$.71	$.33	$1.06	$.70
Weighted average common shares outstanding	27,864	30,553	28,536	30,616

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007
(in thousands, except share data)
(Unaudited)

							Accumulated
			Additional			ESOP	other		Total
	Common stock		paid-in	Treasury stock		loan	comprehensive	Retained	stockholders’
	Shares	Amount	capital	Shares	Amount	receivable	income (loss)	Earnings	equity

Balance, January 1, 2007	20,008,419	$200	$186,696	(659,135)	$(29,349)	$(490)	$8,426	$105,858	$271,341
Net income								30,114	30,114
Dividends - common shares								(895)	(895)
Other comprehensive income (loss)							(11,693)		(11,693)
Issuance of common stock	6,318	-	269	9,209	424				693
Repurchase of common stock, at cost				(1,486,605)	(80,449)				(80,449)
Three-for-two stock split	8,938,057	90						(90)	-
Repayment of ESOP loan						37			37
Stock option compensation			738						738
Gain on sale of subsidiary units			147,917						147,917
Balance, June 30, 2007	28,952,794	$290	$335,620	(2,136,531)	$(109,374)	$(453)	$(3,267)	$134,987	$357,803

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,114	$21,461
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	25,877	20,716
Amortization of deferred finance costs	1,614	1,413
Non-cash loss (gain) on derivative value	4,569	(257)
Non-cash compensation on long-term incentive plans	8,924	4,451
Minority interests	(8,590)	10,966
Distributions paid to minority interests	(24,623)	(18,217)
Gain on asset dispositions	(39)	(35)
Deferred income taxes	764	1,424
Changes in operating assets and liabilities (net of acquisition):
Decrease in accounts receivable and prepaid expenses	3,831	6,222
Decrease in accounts payable and accrued liabilities	(27,497)	(5,489)
(Decrease) increase in accounts payable/receivable from affiliates	(12)	862
Changes in other operating assets and liabilities	464	(3,946)
Net cash provided by operating activities	15,396	39,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Lightfoot Capital Partners, L.P.	(5,962)	-
Business acquisitions, net of cash acquired	(1,267,977)	(30,000)
Capital expenditures	(98,477)	(77,779)
Proceeds from sale of assets	59	94
Decrease (increase) in other assets	80	(156)
Net cash used in investing activities	(1,372,277)	(107,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	934,891	82,250
Principal payments on debt	(185,023)	(130,832)
Issuance of Atlas Pipeline Partners, L.P. common and preferred units	-	59,739
Net proceeds from Atlas Energy equity offering	597,500	-
Treasury shares purchased	(80,449)	(12,156)
Issuance of Atlas Pipeline Senior notes	8,524	36,655
Atlas Pipeline preferred dividend	(8,524)	-
Dividends paid	(895)	-
(Increase) in deferred financing costs and other	(11,471)	(1,453)
Net cash provided by financing activities	1,254,553	34,203

Decrease in cash and cash equivalents	(102,328)	(34,067)
Cash and cash equivalents at beginning of period	185,401	55,155
Cash and cash equivalents at end of period	$83,073	$21,088

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Company Overview

The consolidated financial statements include the accounts of Atlas America, Inc. (the “Company” or “ATLS”) and its subsidiaries, all of which are wholly owned except for Atlas Pipeline Holdings, L.P. (“AHD”), Atlas Pipeline Partners, L.P. (“APL or Atlas Pipeline”) and Atlas Energy Resources, LLC (“Atlas Energy”).

In July 2006, the Company contributed its ownership interests in Atlas Pipeline Partners GP, LLC, its then wholly-owned subsidiary, and the general partner of Atlas Pipeline, to AHD. Concurrent with this transaction, AHD issued 3,600,000 common units, representing a 17.1% ownership interest in it, in an initial public offering. AHD, through its ownership of Atlas Pipeline GP, owns a 2% general partner interest and 1,641,026 common units constituting an 11.4% limited partner interest for a total partnership interest of 13.4% in Atlas Pipeline. Because AHD controls the decisions and operations of APL, Atlas Pipeline is consolidated in the Company’s financial statements.

In December 2006, the Company contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy, a then wholly-owned subsidiary. Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.4% ownership interest, in an initial public offering. Atlas Energy Management, Inc., a wholly owned subsidiary of the Company, is the managing member of Atlas Energy and owns all of the Class A units, or a 2% interest which it manages and effectively controls Atlas Energy. On June 29, 2007, Atlas Energy completed a private placement of 7,298,181 Class B common units and 16,702,828 Class D units to a group of institutional investors to fund the acquisition of DTE Gas and Oil Company (See Note 4). After completion of the offering and private placement, the Company has a combined ownership of approximately 49.4% of Atlas Energy.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements as of June 30, 2007 and for the three months and six months ended June 30, 2007 and 2006 are unaudited except that the balance sheet at December 31, 2006 is derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these statements pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The results of operations for the three months and six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the full fiscal year ending December 31, 2007. Certain reclassifications have been made to the consolidated financial statements as of December 31, 2006 and for the three months and six months ended June 30, 2006 to conform to the presentation as of and for the three months and six months ended June 30, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reference is hereby made to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, which contains a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements.  These policies were also followed in preparing the consolidated financial statements as of June 30, 2007 and for the three months and six months ended June 30, 2007 and 2006.

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Receivables

In evaluating its allowance for possible losses, the Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by the Company’s review of its customers’ credit information. The Company extends credit on an unsecured basis to many of its customers. At June 30, 2007 and December 31, 2006, the Company’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas, natural gas liquids (“NGLs”) and oil and the Company’s receipt of a delivery statement, the Company has unbilled revenues. These revenues are accrued based upon volumetric data from the Company’s records and the Company’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Company had unbilled trade receivables at June 30, 2007 and December 31, 2006 of $75.8 million and $40.2 million which are included in accounts receivable on its consolidated balance sheets.

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”). FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FIN 39-1 to have an impact on its financial position or results of operations.

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

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss. That accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006, the date FSP EITF 00-19-2 was issued. The Company applied the consensus in FSP EITF 00-19-2 effective January 1, 2007. The Company reviewed the penalty terms in the registration rights agreement related to Atlas Energy’s private placement entered into on June 29, 2007, pursuant to the guidance in the FSP, and determined that the probability of payment is remote under Statement 5 based upon the Company’s status of current related filings. As a result, the application of FSP EITF 00-19-2 did not have an effect on the Company’s financial position or results of operations.

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on January 1, 2007, and FASB Interpretation No. 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FIN 48-1”). Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As a result of the implementation of FIN 48 and FIN 48-1, the Company determined that it had no liability for unrecognized income tax benefits, upon adoption and through June 30, 2007.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding-basic(1)	26,813	29,887	27,595	29,944
Dilutive effect of stock option and award plan(1)	1,051	666	941	672
Weighted average common shares-diluted(1)	27,864	30,553	28,536	30,616

(1)	The shares for the three months and six months ended June 30, 2006 have been restated to reflect the three for two stock split on May 25, 2007.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$19,866	$10,100	$30,114	$21,461
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts, net of tax of $170, ($795), $7,325, and ($2,271)	(288)	1,127	(11,608)	3,642
Less: reclassification adjustment for (gains) realized in net income, net of tax of $499, ($46), $99, and $109	(849)	(36)	(169)	(302)
Plus: amortization of additional post-retirement liability recorded upon adoption of SFAS 158, net of taxes of ($26) and ($53)	42	-	84	-
	(1,095)	1,091	(11,693)	3,340
Comprehensive income	$18,771	$11,191	$18,421	$24,801

Components of Accumulated other comprehensive income (loss) at the dates indicated are as follows (in thousands):

	June 30, 2007	December 31, 2006
Unrealized holding gain (loss) on hedging contracts	$(2,935)	$8,842
Additional post-retirement liability	(332)	(416)
	$(3,267)	$8,426

NOTE 4 - ACQUISITION OF DTE GAS & OIL COMPANY BY ATLAS ENERGY

On June 29, 2007, Atlas Energy acquired all of the outstanding equity interests of DTE Gas & Oil Company (“DGO”) from DTE Energy Company (NYSE:DTE) and MCN Energy Enterprises for $1.268 billion, including adjustments for working capital of $10.4 million and current year capital expenditures of $19.0 million. Assets acquired include interests in approximately 2,150 natural gas wells with estimated proved reserves of approximately 613.7 billion cubic feet of natural gas equivalents, located in the northern lower peninsula of Michigan, 228,000 developed acres and 66,000 undeveloped acres. Subsequent to the acquisition of DGO, Atlas Energy changed its name to Atlas Gas & Oil Company (“AGO”).  With this acquisition, the company increased its natural gas and oil production as well as entered into a new region that offers additional opportunities to expand its operations.

To fund the acquisition, Atlas Energy borrowed $713.9 million on its new credit facility (See Note 8) and completed a private placement of 7,298,181 Class B common units and 16,702,828 Class D units to a group of institutional investors at a weighted average price of $25.00 per unit for net proceeds of $597.5 million. Proceeds of $52.5 million were used to pay the outstanding balance of Atlas Emergy's credit facility with Wachovia Bank. The Class B common and Class D units are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Class D units are a new class of equity security which automatically converts to common units on a one-to-one basis with the consent of the Company’s unit holders. Atlas Energy plans to obtain the consent by November 11, 2007. The Class D units have no voting rights and are subordinated to the Class A and Class B common units in the payment of dividends and on dissolution or liquidation. Atlas Energy entered into a registration rights agreement in connection with the sale of the units. The agreement requires Atlas Energy to prepare and file a registration statement covering the resale of such units by January 31, 2008 and have such registration statement declared effective by May 30, 2008. Atlas Energy could be required to pay certain amounts as defined in the agreement in the event the registration deadlines are not met. The potential payments would be approximately 0.25% of the gross proceeds of the offerings, or $1.5 million for the first 30-day period after the deadline, increasing by an additional 0.25% per 30-day period, up to a maximum of 1.0% of the gross proceeds of the offerings per 30-day period.

The acquisition was accounted for using the purchase method of accounting under SFAS No. 141, Business Combinations (“SFAS No. 141”). The following table presents the preliminary purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition (in thousands):

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 4 - ACQUISITION OF DTE GAS & OIL COMPANY BY ATLAS ENERGY (Continued)

Accounts receivable	$33,412
Prepaid expenses	1,354
Leaseholds, wells and related equipment	1,267,656
Total assets acquired	1,302,422
Accounts payable and accrued liabilities	(21,030)
Asset retirement obligations	(13,415)
(34,445)
Net assets acquired	$1,267,977

Due to its recent date of acquisition, the purchase price allocation is based on preliminary data that is subject to adjustment and could change significantly as the Company continues to evaluate this allocation. AGO’s operations are included within the Company’s consolidated financial statements beginning June 29, 2007.

The following data presents pro forma revenues, net income and basic and diluted net income per share for the Company as if the DGO acquisition, Class B common unit and Class D equity offerings and new revolving credit facility (See Note 8) had occurred on January 1, 2006. The Company has prepared these pro forma financial results for comparative purposes only which may not be indicative of the results that would have occurred if the Company had completed the acquisition at January 1, 2006, or the results that will be attained in the future (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	As	Pro Forma	Pro	As	Pro Forma	Pro
	Reported	Adjustments	Forma	Reported	Adjustments	Forma

Revenues	$214,866	$20,357	$235,223	$429,781	$39,626	$469,407
Net income	19,866	(6,193)	13,673	30,114	(12,167)	17,947
Net income per common unit outstanding - basic	$0.74	$(0.23)	$0.51	$1.09	$(0.44)	$0.65
Weighted average common units - outstanding basic	26,813	-	26,813	27,595	-	27,595
Net income per common share - diluted	$0.71	$(0.22)	$0.49	$1.06	$(0.43)	$0.63
Weighted average common shares - outstanding diluted	27,864	-	27,864	28,536	-	28,536

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	As	Pro Forma	Pro	As	Pro Forma	Pro
	Reported	Adjustments	Forma	Reported	Adjustments	Forma

Revenues	$164,810	$18,144	$182,954	$357,269	$36,622	$393,891
Net income	10,100	(7,001)	3,099	21,461	(13,474)	7,987
Net income per common unit outstanding - basic	$0.34	$(0.24)	$0.10	$0.72	$(0.45)	$0.27
Weighted average common units - outstanding basic	29,887	-	29,887	29,944	-	29,944
Net income per common share - diluted	$0.33	$(0.23)	$0.10	$0.70	$(0.44)	$0.26
Weighted average common shares - outstanding diluted	30,553	-	30,553	30,616	-	30,616

Proforma adjustments to revenues include substantial losses on derivatives realized by DGO. All such derivatives were canceled upon the acquisition of DGO by Atlas Energy and Atlas Energy entered into new derivative contracts covering future DGO production. Proforma adjustments include financial hedges between DGO and its affiliate which are assumed to qualify for hedge accounting.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation, depletion and amortization are based on cost less estimated salvage value primarily using the unit-of-production or straight-line methods over the asset’s estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Property and equipment consists of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2007	2006
Mineral interests:
Proved properties	$7,829	$1,290
Unproved properties	1,002	1,002
Leaseholds, wells and related equipment	1,662,577	348,592
Pipelines, processing and compression facilities	651,441	611,212
Rights-of-way	32,513	30,401
Land, building and improvements	9,409	8,451
Support equipment	6,414	5,604
Other	11,065	9,902
	2,382,250	1,016,454
Accumulated depreciation, depletion and amortization:
Oil and gas properties and pipelines	(148,247)	(125,550)
Other	(6,886)	(6,092)
	(155,133)	(131,642)
	$2,227,117	$884,812

On June 29, 2007, Atlas Energy acquired all of the outstanding equity interests in DTE Gas & Oil Company for approximately $1.268 billion, including acquisition costs of $11.0 million (See Note 4). Due to the recent date of the acquisition, the purchase price allocation is based upon estimated values and could change significantly as Atlas Energy continues to evaluate this preliminary allocation. At June 30, 2007, the portion of the purchase price allocation to property, plant, and equipment of $1.268 billion for the acquisition are included in the Leaseholds, wells and related equipment category within the above table.

NOTE 6 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL

Other Assets

The following table provides information about Other assets at the dates indicated (in thousands):

	June 30,	December 31,
	2007	2006
Deferred finance costs, net of accumulated amortization of $8,476 and $6,862	$21,600	$13,040
Investments	7,626	1,553
Security deposits	1,427	1,538
Long-term hedge receivable from Partnerships	8,236	2,131
Unrealized hedge gain - long term	13,950	24,148
Other	600	91
	$53,439	$42,501

Deferred finance costs are recorded at cost and are amortized according to the terms of the related loan agreements which range from 120 days to ten years. Investments include the Company’s $6.0 million investment in Lightfoot Capital Partners, L.P. (“Lightfoot”) (See Note 11). Long-term hedge receivable from Partnerships represents the portion of the long-term unrealized loss on contracts that has been allocated to affiliated energy partnerships.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 6 - OTHER ASSETS, INTANGIBLE ASSETS AND GOODWILL - (Continued)

Intangible Assets

Customer contracts and relationships. At June 30, 2007, Atlas Pipeline had $24.7 million of intangible assets, net of accumulated amortization of $5.3 million which was recorded in connection with natural gas gathering contracts and customer relations assumed in its acquisitions of Elk City and NOARK. Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that intangible assets such as these gas gathering contracts and customer relations with finite useful lives be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, Atlas Pipeline will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. The customer contract and relationship intangible assets, which have estimated lives of eight and twenty years, respectively, are being amortized on a straight-line basis. Amortization expense was $602,000 and $1.1 million for the three months ended June 30, 2007 and 2006 and $1.2 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively.

Partnership management and operating contracts. Included in intangible assets are partnership management and operating contracts acquired by Atlas Energy through acquisitions which are recorded at fair value on their acquisition dates.  Atlas Energy amortizes contracts acquired on the declining balance and straight-line methods, over their respective estimated lives, ranging from five to thirteen years.  Amortization expense for these contracts for the three months ended June 30, 2007 and 2006 was $205,000 and $219,000 and for the six months ended June 30, 2007 and 2006 was $409,000 and $439,000, respectively.

Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending June 30 is as follows: 2008 - $3.2 million; 2009 - $3.2 million; 2010 - $3.1 million; 2011 - $3.1 million and 2012 - $2.8 million.

The following table provides information about the Company’s intangible assets at the dates indicated (in thousands):

	June 30,		December 31,
	2007		2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer contracts and relationships	$30,070	$(5,326)	$29,650	$(4,120)
Partnership management and operating contracts	14,343	(9,541)	14,343	(9,132)
Intangible assets, net	$44,413	$(14,867)	$43,993	$(13,252)

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards, (“SFAS”), SFAS No. 142 which requires that goodwill no longer be amortized, but instead evaluated for impairment at least annually. The evaluation of impairment under SFAS 142 requires the use of projections, estimates and assumptions as to the future performance of the Company’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to the Company’s assumptions and, if required, recognition of an impairment loss. The Company’s evaluation of goodwill at December 31, 2006 (the most recent valuation date) indicated there was no impairment loss and no impairment indicators have arisen since that date. The Company will continue to evaluate its goodwill at least annually or when impairment indicators arise, and will reflect the impairment of goodwill, if any, within the Consolidated Statements of Income in the period in which the impairment is indicated. At June 30, 2007 and December 31, 2006 the Company had goodwill of $98.6 million, net of accumulated amortization of $4.5 million.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

The Company accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, Accounting for Asset Retirement Obligations and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”). A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Asset retirement obligations, beginning of period	$27,590	$19,299	$26,726	$18,499
Liabilities acquired (See Note 4)	13,415	-	13,415	-
Liabilities incurred	507	450	1,027	1,126
Liabilities settled	-	(113)	(21)	(113)
Accretion expense	280	124	645	248
Asset retirement obligations, end of period	$41,792	$19,760	$41,792	$19,760

The above accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of income and the asset retirement obligation liabilities are included in “Other liabilities” in the Company’s consolidated balance sheets.

NOTE 8 - DEBT

Total debt consists of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2007	2006
Senior notes - Atlas Pipeline	$294,446	$285,977
Revolving credit facility - Atlas Pipeline	74,000	38,000
Revolving credit facility - Atlas Energy	713,891	-
Other debt	102	174
	1,082,439	324,151
Less current maturities	70	109
	$1,082,369	$324,042

Atlas Pipeline Credit Facility. At June 30, 2007, Atlas Pipeline had a $225.0 million credit facility with a syndicate of banks which matures in June 2011. The credit facility bears interest, at Atlas Pipeline’s option, at either (i) adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank, National Association’s (“Wachovia”) prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding credit facility borrowings at June 30, 2007 was 7.6%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $7.1 million was outstanding at June 30, 2007. These outstanding letter of credit amounts were not reflected as borrowings on the Company’s consolidated balance sheets. Borrowings under the credit facility are secured by a lien on and security interest in all of Atlas Pipeline’s property and that of its subsidiaries, and by the guaranty of each of its subsidiaries. The credit facility contains customary covenants, including restrictions on Atlas Pipeline’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; and enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. Atlas Pipeline is in compliance with these covenants as of June 30, 2007.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 8 - DEBT - (Continued)

The events which constitute an event of default are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against Atlas Pipeline in excess of a specified amount and a change of control of the general partner.

Atlas Pipeline Senior Notes. At June 30, 2007, Atlas Pipeline has $293.5 million of 10-year, 8.125% senior unsecured notes (“Senior Notes”) outstanding, net of unamortized premium received of $0.9 million. Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15. The Senior Notes are redeemable at any time on or after December 15, 2010 at certain redemption prices, together with accrued and unpaid interest to the date of redemption. The Senior Notes are also redeemable at any time prior to December 15, 2010 at stated redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, prior to December 15, 2008, Atlas Pipeline may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The Senior Notes are also subject to repurchase by Atlas Pipeline at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if Atlas Pipeline does not reinvest the net proceeds within 360 days. The Senior Notes are junior in right of payment to Atlas Pipeline’s secured debt, including Atlas Pipeline’s obligations under its credit facility.

On April 18, 2007, Atlas Pipeline issued to Sunlight Capital, $8.5 million of its 8.125% Senior Notes due April 18, 2015 (the “Notes”), in consideration of Sunlight Capital’s consent to the amendment of Atlas Pipeline’s preferred unit agreement. Atlas Pipeline filed, pursuant to the Registration Rights Agreement, an exchange offer registration statement to exchange the Notes for publicly tradable notes. The registration statement was declared effective by the SEC on July 17, 2007. Atlas Pipeline must complete the exchange offer by September 15, 2007. If Atlas Pipeline fails to meet this deadline, the Notes will accrue additional interest of 1% per annum for each 90-day period Atlas Pipeline is in default, up to a maximum amount of 3% per annum.

The indenture governing the Senior Notes contains covenants, including limitations of Atlas Pipeline’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. Atlas Pipeline is in compliance with these covenants as of June 30, 2007.

Atlas Pipeline Holdings Credit Facility. On July 26, 2006, AHD, as borrower, and Atlas Pipeline GP, as guarantor, entered into a $50.0 million revolving credit facility (no outstanding borrowings at June 30, 2007) with Wachovia as administrative agent and issuing bank, and a syndicate of banks. AHD’s credit facility matures in April 2010 and bears interest, at its option, at either (i) adjusted LIBOR (as defined in the credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia prime rate, except that no more than five LIBOR loans may be outstanding at any time. Borrowings under the credit facility are secured by a first-priority lien on a security interest in all of the AHD’s assets, including a pledge of Atlas Pipeline GP’s interests in Atlas Pipeline, and are guaranteed by Atlas Pipeline GP and AHD’s other subsidiaries (excluding Atlas Pipeline and its subsidiaries). The credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to AHD’s unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of AHD’s property or assets, including the sale or transfer of interests in its subsidiaries. AHD is in compliance with these covenants as of June 30, 2007. AHD may borrow under its credit facility (i) for general business purposes, including for working capital, to purchase debt or limited partnership units of Atlas Pipeline, to fund general partner contributions from AHD to Atlas Pipeline and to make permitted acquisitions, (ii) to pay fees and expenses related to its credit facility and (iii) for letters of credit.

Atlas Energy Resources Credit Facility. Upon the closing of its acquisition of DTE Gas & Oil Company (See Note 4), Atlas Energy replaced its Wachovia Bank Credit facility with a new 5-year, $850.0 million credit facility with JP Morgan Chase Bank, N.A. (“JP Morgan”) as administrative agent, Wachovia Bank, National Association as syndication agent, and other lenders. The revolving credit facility has a current borrowing base of $850.0 million which will be redetermined semi-annually on April 1 and October 1 subject to changes in Atlas Energy’s oil and gas reserves. The initial borrowing base is also scheduled to be reduced to $685.0 million at the earlier of June 29, 2008 or the issuance by the Company of equity or debt securities of at least $200.0 million. Up to $50.0 million of the facility may be in the form of standby letters of credit. The facility is secured by Atlas Energy’s assets and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at Atlas Energy’s option. At June 30, 2007, the weighted average interest rate on outstanding borrowings was 7.5%.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 8 - DEBT - (Continued)

The base rate for any day equals the higher of the federal funds rate plus 0.50% or the JP Morgan prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. The applicable margin ranges from 0.0% to 1.25% for base rate loans and 1.00% to 2.25% for LIBOR loans.

The JP Morgan credit facility requires Atlas Energy to maintain specified financial ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”). In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by Atlas Energy if an event of default has occurred and is continuing or would occur as a result of such distribution. Atlas Energy is in compliance with these covenants as of June 30, 2007. The facility terminates in June 2012, when all outstanding borrowings must be repaid. At June 30, 2007 and December 31, 2006, $713.9 million and $0.0, respectively, were outstanding under this facility and the previous Wachovia Bank credit facility. In addition, letters of credit of $1.1 million and $495,000 were outstanding at each date which are not reflected as borrowings on the Company’s Consolidated Balance Sheets.

Annual debt principal payments over the next five years ending June 30 are as follows (in thousands):

2008	$70
2009	31
2010	-
2011	74,000
2012 and thereafter	1,008,338
$1,082,439

NOTE 9 - DERIVATIVE INSTRUMENTS

The Company, through its subsidiaries, enters into financial swap and option instruments to hedge its exposure to changes in commodity prices which are classified as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity ("SFAS No. 133"). The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate is sold. Under these swap agreements, the Company receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

The Company formally documents all relationships between hedging instruments and the items being hedged, including the risk management objective and strategy for undertaking the hedging transactions. This includes matching the futures and options contracts to the forecasted transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on New York Mercantile Exchange. Such gains and losses are charged or credited to accumulated other comprehensive income (loss) and recognized as a component of revenue in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Company will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 9 - DERIVATIVE INSTRUMENTS - (Continued)

Atlas Energy Resources. On May 18, 2007, Atlas Energy signed a definitive agreement to acquire DGO (see Note 3). In connection with the financing of this transaction, Atlas Energy agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas volumes for no less than three years from the closing date of the transaction. During May 2007, Atlas Energy entered into derivative instruments to hedge 80% of the projected production of the assets to be acquired as required under the financing agreement. The production volume of the assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, Atlas Energy recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within revenues in the Company’s consolidated statements of income. Atlas Energy recognized non-cash income of $26.3 million related to the change in value of these derivatives for the three months ended June 30, 2007. Upon closing of the acquisition on June 29, 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS No. 133 and Atlas Energy evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.
At June 30, 2007, Atlas Energy had 396 open natural futures contracts related to natural gas sales covering 147,820 million MMBtus of natural gas maturing through June 30, 2013 at a combined average settlement price of $8.23 per MMBtu. At June 30, 2007 and December 31, 2006, Atlas Energy reflected net derivative assets of $25.2 million and $47.5 million, respectively. In addition, Atlas Energy recognized gains on settled contracts covering natural gas production of $2.3 million,and $1.5 million for the three months ended June 30, 2007 and 2006, and $4.7 million and $2.9 million for the six months ended June 30, 2007 and 2006, respectively. There were no gains or losses recognized during the three months and six months ended June 30, 2006 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Atlas Pipeline. On June 3, 2007, Atlas Pipeline signed definitive agreements to acquire control of certain natural gas gathering systems and processing plants located in Oklahoma and Texas (see Note 16). In connection with the financing of this transaction, Atlas Pipeline agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, Atlas Pipeline entered into derivative instruments to hedge 80% of the projected production of the assets to be acquired as required under the financing agreements. The production volume of the assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, Atlas Pipeline recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within revenues in the Company’s consolidated statements of income. Atlas Pipeline recognized a non-cash loss of $19.8 million related to the change in value of these derivatives for the three and six months ended June 30, 2007. Upon closing of the acquisition in July 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS No. 133 and Atlas Pipeline evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

At June 30, 2007 and December 31, 2006, Atlas Pipeline reflected net derivative liabilities of $58.4 million and $20.1 million, respectively. Atlas Pipeline recognized losses of $7.7 million and $3.2 million for the three months ended June 30, 2007 and 2006, respectively, and losses of $10.7 million and $5.6 million for the six months ended June 30, 2007 and 2006, respectively, within natural gas and liquids revenue in its consolidated statements of income related to the settlement of qualifying hedge instruments. Atlas Pipeline recognized losses of $18.8 million and $9.7 million within revenues on the Company’s consolidated statements of income related to the change in market value of non-qualifying derivatives and the ineffective portion of qualifying derivatives, respectively, for the three months ended June 30, 2007. Atlas Pipeline recognized losses of $20.1 million and $10.7 million within revenues in the Company’s consolidated statements of income related to the change in market value of non-qualifying derivatives and the ineffective portion of qualifying derivatives, respectively, for the six months ended June 30, 2007 and 2006, respectively. Atlas Pipeline recognized gains of $0.4 million and $0.9 million for the three and six months ended June 30, 2006, respectively, within revenues in its consolidated statements of income related to the change in market value of the ineffective portion of qualifying derivatives only. The losses were principally due to derivative instruments Atlas Pipeline entered into to hedge the projected production of its acquisition mentioned previously. For the six months ended June 30, 2006, Atlas Pipeline did not have any non-qualifying derivatives.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 9 - DERIVATIVE INSTRUMENTS - (Continued)

At June 30, 2007 and December 31, 2006, the Company reflected a net hedging liability and asset on its balance sheets of $33.1 million and $27.3 million, respectively, when combining the above hedges of Atlas Energy and Atlas Pipeline. Of the $3.3 million net loss in accumulated other comprehensive income at June 30, 2007, the Company will reclassify $200,000 of gain to its consolidated statements of income over the next twelve month period as these contracts expire, and $3.1 million of losses will be reclassified in later periods if the fair values of the instruments remain at current market values. Actual amounts that will be reclassified will vary as a result of future price changes.

As of June 30, 2007, the Company had the following financial hedges in place:

ATLAS ENERGY RESOURCES HEDGES
Natural Gas Fixed Price Swaps

Twelve Month
Period Ending		Average	Fair Value
June 30,	Volumes	Fixed Price	Asset/(Liability) (3)
	(MMBtu) (1)	(per MMBtu)	(in thousands)
2008	34,980,000	$8.29	$32,138
2009	34,340,000	$8.53	5,320
2010	27,860,000	$8.28	(3,729)
2011	20,300,000	$7.99	(5,291)
2012	13,300,000	$7.84	(1,965)
2013	4,500,000	$7.66	(255)
			$26,218

Natural Gas Costless Collars

Twelve Month
Period Ending			Average	Fair Value
June 30,	Option Type	Volumes	Floor and Cap	Asset/(Liability) (3)
		(MMBtu) (1)	(per MMBtu)	(in thousands)
2008	Puts purchased	900,000	$7.50	$384
2008	Calls sold	900,000	$8.60	0
2008	Puts purchased	780,000	$7.50	0
2008	Calls sold	780,000	$9.40	(100)
2009	Puts purchased	780,000	$7.50	0
2009	Calls sold	780,000	$9.40	(111)
2010	Puts purchased	1,440,000	$7.75	0
2010	Calls sold	1,440,000	$8.75	(370)
2011	Puts purchased	1,440,000	$7.75	2
2011	Calls sold	1,440,000	$8.75	0
2011	Puts purchased	3,600,000	$7.50	0
2011	Calls sold	3,600,000	$8.45	(855)
2012	Puts purchased	3,600,000	$7.50	81
2012	Calls sold	3,600,000	$8.45	0
				(969)
	Total Atlas Energy Resources net asset			$25,249

ATLAS PIPELINE HEDGES
Natural Gas Fixed - Price Swaps (Liquids Sales)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability) (2)
	(gallons)	(per gallon)	(in thousands)
2007	57,204,000	$0.89	$(8,605)
2008	33,012,000	$0.70	(7,511)
2009	8,568,000	$0.75	(1,110)
			$(17,226)

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 9 - DERIVATIVE INSTRUMENTS - (Continued)

Natural Gas Fixed - Price Swaps (Sales)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability) (3)
	(MMBtu) (1)	(per MMBtu)	(in thousands)
2007	540,000	$7.26	$(40)
2008	240,000	$7.27	(266)
2009	480,000	$8.00	(265)
			$(571)

Natural Gas Basis Swaps (Sales)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability) (3)
	(MMBtu) (1)	(per MMBtu)	(in thousands)
2007	2,820,000	$(0.77)	$(157)
2008	4,440,000	$(0.67)	(294)
2009	4,920,000	$(0.56)	(215)
2010	2,220,000	$(0.58)	33
			$(633)

Natural Gas Fixed Price (Purchase)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Liability (3)
	(MMBtu) (1)	(per MMBtu)	(in thousands)
2007	5,460,000	$8.59(4)	$(8,582)
2008	11,016,000	$8.95(5)	(6,626)
2009	10,320,000	$8.69	(1,390)
2010	4,380,000	$8.64	(515)
			$(17,113)

Natural Gas Basis (Purchase)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Liability(3)
	(MMBtu) (1)	(per MMBtu)	(in thousands)
2007	7,740,000	$(1.04)	$(73)
2008	15,216,000	$(1.13)	(599)
2009	14,760,000	$(0.66)	(1,299)
2010	6,600,000	$(0.56)	(1,188)
			$(3,159)

Crude Oil Fixed - Price Swaps (Sales)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Liability(3)
	(barrels)	(per barrel)	(in thousands)
2007	37,700	$56.25	$(561)
2008	65,400	$59.42	(842)
2009	33,000	$62.70	(321)
			$(1,724)

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 9 - DERIVATIVE INSTRUMENTS - (Continued)

Crude Oil Options (Sales)

Production
Period Ended			Average	Fair Value
December 31,	Option Type	Volumes	Strike Price	Asset/(Liability(3)
		(MMBtu) (1)	(per MMBtu)	(in thousands)
2007	Puts purchased	324,600	$60.00	$223
2007	Calls sold	324,600	$75.26	(656)
2008	Puts purchased	691,800	$60.00	1,804
2008	Calls sold	691,800	$78.00	(3,025)
2009	Puts purchased	738,000	$60.00	3,045
2009	Calls sold	738,000	$80.62	(3,549)
2010	Puts purchased	402,000	$60.00	1,753
2010	Calls sold	402,000	$79.34	(1,947)
2011	Puts purchased	30,000	$60.00	164
2011	Calls sold	30,000	$74.50	(223)
2012	Puts purchased	30,000	$60.00	177
2012	Calls sold	30,000	$73.90	(237)
				$(2,471)

Crude Oil Sales Options (associated with NGL volumes)

Production
Period Ended		Associated NGL	Crude	Average crude	Fair Value
December 31,	Option Type	Volumes	Volumes	Strike Price	Asset/(Liability) (3)
		(gallons)	(barrels)	(per barrel)	(in thousands)
2007	Puts purchased	78,681,000	1,275,000	$60.00	782
2007	Calls sold	78,681,000	1,275,000	$75.18	(2,543)
2008	Puts purchased	260,692,000	4,269,600	$60.00	12,546
2008	Calls sold	260,692,000	4,269,600	$79.20	(17,100)
2009	Puts purchased	290,364,000	4,752,000	$60.00	19,667
2009	Calls sold	290,364,000	4,752,000	$78.68	(25,638)
2010	Puts purchased	149,009,000	2,413,500	$60.00	11,104
2010	Calls sold	149,009,000	2,413,500	$77.28	(14,296)
					(15,478)
	Total Atlas Pipeline net liability				$(58,375)
	Total Atlas America net liability				$(33,126)

(1) MMBtu represents million British Thermal Units.
(2) Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas and light crude prices.
(3) Fair value based on forward NYMEX natural gas and light crude prices, as applicable.
(4) Includes Atlas Pipeline’s premium received from its sale of an option for it to sell 2,400,000 MMBtu of natural gas at an average price of $15.00 per MMBtu for the year ended December 31, 2007.
(5) Includes Atlas Pipeline’s premium received from its sale of an option for it to sell 936,000 MMBtu of natural gas for the year ended
 December 31, 2008 at $15.50 per MMBtu.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 10 - OPERATING SEGMENT INFORMATION

The Company’s operations include three reportable operating segments.  These operating segments reflect the way the Company manages its operations and makes business decisions. The Company does not allocate income taxes to its operating segments.  Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gas and oil production
Revenues(a)	$51,572	$21,942	$72,832	$44,808
Costs and expenses	(2,491)	(2,217)	(4,525)	(4,122)
Segment profit	$49,081	$19,725	$68,307	$40,686

Well construction and completion
Revenues	$65,139	$33,805	$137,517	$84,688
Costs and expenses	(56,648)	(29,394)	(119,580)	(73,640)
Segment profit	$8,491	$4,411	$17,937	$11,048

Atlas Pipeline
Revenues(a)	$86,811	$101,201	$196,535	$211,549
Revenues - affiliates	8,478	7,851	16,211	15,745
Costs and expenses	(94,828)	(83,300)	(190,279)	(174,642)
Segment profit	$461	$25,752	$22,467	$52,652

Reconciliation of segment profit to net income before taxes
Segment profit
Gas and oil production	$49,081	$19,725	$68,307	$40,686
Well construction and completion	8,491	4,411	17,937	11,048
Atlas Pipeline	461	25,752	22,467	52,652
Total segment profit	58,033	49,888	108,711	104,386
General and administrative expenses	(21,320)	(7,475)	(35,777)	(20,383)
Compensation reimbursement - affiliate	(221)	(281)	(529)	(696)
Depreciation, depletion and amortization	(13,476)	(10,614)	(25,877)	(20,716)
Other income (expense) - net(b)	4,984	(13,760)	(2,261)	(26,800)
Net income before taxes	$28,000	$17,758	$44,267	$35,791

Capital expenditures
Gas and oil production			$1,320,937	$36,152
Well construction and completion			-	-
Atlas Pipeline			43,395	65,812
Corporate and other			1,801	1,134
			$1,366,133	$103,098

			June 30, 2007	December 31, 2006
Balance sheet
Goodwill
Gas and oil production			$21,527	$21,527
Well construction and completion			6,389	6,389
Atlas Pipeline			63,441	63,441
Corporate and other			7,250	7,250
			$98,607	$98,607
Total assets
Gas and oil production			$1,728,781	$377,807
Well construction and completion			8,716	8,335
Atlas Pipeline			799,275	787,128
Corporate and other			126,575	206,568
			$2,663,347	$1,379,838

(a)	Include gain/(loss) on mark-to-market derivatives

(b)
Includes revenue and expense from well services, transportation and administration and oversight of $698,000 and( $2.1) million in the three months ended June 30, 2007 and 2006, respectively, and $2.5 million and ($3.4) million in the six months ended June 30, 2007 and 2006, respectively, that do not meet the quantitative threshold for reporting segment information.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 10 - OPERATING SEGMENT INFORMATION (Continued)

Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto, excluding interest, provision for possible losses and depreciation, depletion and amortization, and general corporate expenses.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

One of the Company’s newly acquired subsidiaries, Atlas Gas & Oil Company, LLC, formerly DTE Gas & Oil Company, is one of four defendants in a personal injury action filed in Antrim County Circuit Court in northern Michigan in August, 2006.  The complaint alleges that plaintiff suffered serious personal injuries as a result of the defendants’ negligence.  The Company intends to vigorously defend itself in this matter and does not believe that any settlement will be material to its financial position or results of operations.

As of June 30, 2007, Atlas Pipeline is committed to expend approximately $76.9 million on pipeline extensions, compressor station upgrades and processing facility upgrades.

Atlas Energy has begun construction of a new $2.9 million field operations building and yard located in Fayette County, Pennsylvania of which $2.5 million remains committed at June 30, 2007.

The Company, through its subsidiary, Atlas Lightfoot, LLC, has committed to invest $20.0 million ($6.0 million invested at June 30, 2007) in Lightfoot Capital Partners, LP and will own approximately 18% of Lightfoot Capital Partners GP, LLC. The Company will also receive certain co-investment rights until such point as Lightfoot raises additional capital through a private offering to institutional investors or a public offering. Lightfoot has initial equity funding commitments of approximately $160.0 million and intends to focus its investments primarily on incubating new master limited partnerships, or MLPs, and providing capital to existing MLPs in need of additional equity or structured debt. Lightfoot will concentrate on assets that are MLP-qualified such as infrastructure, coal, and other asset categories and intends to form new MLPs in partnership with management teams in sectors that have been under-utilized by the MLP structure.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 12 - BENEFIT PLANS

The Company follows the provisions of SFAS No. 123(R), Share-Based Payment, as revised (“SFAS No. 123(R)”), to account for stock incentive compensation plans. Generally, the approach to accounting in SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under various plans described below, employees and non-employee directors have received stock/unit options and stock/unit grants, and as a result, the Company charged to General and administrative expenses compensation cost of $4.9 million and $1.8 for the three months ended June 30, 2007 and 2006, respectively, and $8.9 million and $4.5 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Company had unamortized compensation expense of $33.3 million that the Company expects to recognize over approximately four years. The Company issues new shares when options are exercised or units are converted to shares. Summarized information related to each of the Company’s stock incentive compensation plans is described in the following paragraphs.

Atlas America Long Term Incentive Plan. The Company adopted a Stock Incentive Plan (the “Plan”) in 2004 which authorized the granting of up to 3.0 million shares of the Company’s common stock. The Company awarded 20,000 options and 1,855 grants in the six months ended June 30, 2007. During this period, the Company received $105,000 from the exercise of 4,125 options. There were 1,858,101 options and 13,782 restricted and deferred shares outstanding as of June 30, 2007.

Atlas Energy Resources Long-Term Incentive Plan. In December 2006, Atlas Energy adopted a Long-Term Incentive Plan (“ATN LTIP”), which authorized the granting of 3,742,000 Atlas Energy Class B common units.

In January 2007, Atlas Energy granted 1,297,000 unit option awards that expire ten years from the date of grant, and will vest over a four year service period. The Black-Scholes option pricing model was used to estimate the fair value of $2.41 per unit with the following assumptions (a) expected dividend yield of 8.0%, (b) risk-free interest rate of 4.7%, (c) expected volatility of 25%, and (d) an expected life of 6.25 years. In June 2007, additional units of 100,000 were granted and the Black-Scholes option pricing model was used to estimate the weighted average fair value of $5.93 per unit option with the following assumptions: (a) expected dividend yield of 5.1%, (b) risk-free rate of 4.7%, (c) expected volatility of 25.0%, and (d) an expected life of 6.25 years. The following table sets forth the ATN LTIP option activity for the six months ended June 30, 2007:

	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2006	373,752	$21.00	9.25
Granted	1,397,000	23.86	9.54
Forfeited or expired	(5,100)	23.06	9.50
Outstanding, June 30, 2007	1,765,652	$23.25	9.37	$19,292
Options exercisable, June 30, 2007	93,438
Available for grant	1,383,729

 ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 12 - BENEFIT PLANS (Continued)

In addition, Atlas Energy has granted restricted and phantom units that vest over a four year period. Each unit entitles the grantee to one common unit upon vesting, as well as distribution equivalent rights during the period the unit is outstanding. The following table sets forth the ATN LTIP restricted and phantom unit activity for the six months ended June 30, 2007:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units outstanding, December 31, 2006	47,619	$21.00
Granted	546,000	23.77
Vested	(11,904)	21.00
Forfeited	(1,000)	23.06
Non-vested units outstanding, June 30, 2007	580,715	$23.60

Atlas Pipeline Holdings, L.P. Long-Term Incentive Plan. In November 2006, AHD adopted a Long-Term Incentive Plan (“AHD LTIP”), which authorized the grant of 2.1 million common units. No options or grants were awarded or were exercised in the three months or six months ended June 30, 2007. There were 1,215,000 options and 220,000 phantom units outstanding as of June 30, 2007.

Atlas Pipeline Long-Term Incentive Plan. Atlas Pipeline has a Long-Term Incentive Plan (“APL LTIP”), which authorized the grant of 435,000 common units. Only phantom units that vest over a four year service period have been granted under the APL LTIP through June 30, 2007. Each unit entitles the grantee to one common unit upon vesting, as well as distribution equivalent rights during the period the unit is outstanding. The following table represents the APL LTIP phantom unit activity for the six months ended June 30, 2007:

	Units	Weighted Average Grant Date Fair Value
Non-vested units outstanding, December 31, 2006	159,067	$45.51
Granted	25,095	$50.09
Non-vested units outstanding, June 30, 2007	184,162	$46.11

Atlas Pipeline also has incentive compensation agreements which have granted awards to certain key personnel retained from previously consummated acquisitions. These individuals are entitled to receive common units of Atlas Pipeline upon achievement of pre-determined performance. Based on Atlas Pipeline management’s estimate of the probable outcome of the performance targets, 221,813 common units are ultimately expected to be issued under these agreements, during the period September 2007 through December 2008.

Supplemental Employment Retirement Plan (“SERP”). The Company has an employment agreement with its Chairman of the Board, Chief Executive Officer and President, Edward E. Cohen, pursuant to which the Company has agreed to provide him with a SERP and with certain financial benefits upon termination of his employment. Under the SERP, Mr. Cohen will be paid an annual benefit equal to the product of (a) 6.5% multiplied by, (b) his base salary at the time of his retirement, death or other termination of employment with the Company, multiplied by, (c) the amount of years he is employed by the Company commencing upon the effective date of the SERP agreement, limited to an annual maximum benefit of 65% of his final base salary and a minimum of 26% of his final base salary. During the three months ended June 30, 2007 and 2006 operations were charged $161,000 and $40,000, respectively, and during the six months ended June 30, 2007 and 2006 operations were charged $323,000 and $81,000, respectively, with respect to this commitment.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 13 - COMMON STOCK

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

Stock Split
On April 27, 2007, the Company’s Board of Directors approved a 3-for-2 stock split of the Company’s common stock effected in the form of a 50% stock dividend. All shareholders of record as of May 15, 2007 received one additional share of common stock for every two shares of common stock held on that date. The additional shares of common stock were distributed on May 25, 2007. Information pertaining to shares and earnings per share has been restated in the accompanying financial statements and notes to the consolidated financial statements to reflect this split.

Cash Dividend
On May 25, 2007, the Company paid $895,000 in its first quarterly cash dividend of $0.05 per share of common stock, to shareholders of record on May 8, 2007.

NOTE 14 - CASH DISTRIBUTIONS

The Company receives quarterly cash distributions from Atlas Pipeline Holdings and Atlas Energy Resources according to the policies described below.

Atlas Pipeline Holdings Cash Distributions. Upon completion of its initial public offering, AHD adopted a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unit holders. Distributions declared by AHD and paid to the Company from inception are as follows:

Date Cash Distribution Paid or Payable	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to the Company (in thousands)
November 19, 2006	September 30, 2006	$0.17(1)	$2,975
February 19, 2007	December 31, 2006	$0.25	$4,375
May 18, 2007	March 31, 2007	$0.25	$4,375
August 17, 2007	June 30, 2007	$0.26	$4,550
__________________________

(1)	Represents a pro-rated cash distribution of $0.24 per common unit for the period from July 26, 2006, the date of the AHD’s initial public offering, through September 30, 2006.

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

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 14 - CASH DISTRIBUTIONS (Continued)

Date Cash Distribution Paid or Payable	For Quarter Ended	Cash Distribution per Common Unit	Total Cash Distribution to the Company (in thousands)
February 14, 2007	December 31, 2006	$0.06(1)	$1,806
May 15, 2007	March 31, 2007	$0.43	$12,944
August 14, 2007	June 30, 2007	$0.43	$12,944
__________________________

(1)	Represents a pro-rated cash distribution of $0.42 per unit for the period from December 18, 2006, the date of Atlas Energy’s initial public offering, through December 31, 2006.

NOTE 15 - ISSUANCE OF SUBSIDIARY UNITS

In June 2007, Atlas Energy issued 24.0 million Class B common and Class D units (an approximate 31% interest in it) for net proceeds of $597.5 million after offering costs in a private placement offering. The Company has accounted for these offerings in accordance with Staff Accounting Bulletin No. 51, Accounting by the Parent in Consolidation for Sales of Stock by a Subsidiary, (“SAB No. 51”). Accordingly, a gain of $147.9 million, net of an income tax provision of $87.5 million was recorded in consolidated equity as a credit to paid-in capital as well as a corresponding adjustment of $235.4 million to minority interest, in the three and six months ended June 30, 2007. The Company has adopted a policy to recognize gains on such transactions as a credit to equity rather than as income. This gain represents the Company’s portion of the excess net offering price per unit of each of its subsidiary’s units to the book carrying amount per unit.

NOTE 16 - SUBSEQUENT EVENTS

Anadarko Acquisition. On July 27, 2007, Atlas Pipeline acquired control of Anadarko Petroleum Corporation’s (NYSE: APC) (“Anadarko”) 100% interest in the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and its approximate 73% interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (the “Assets”). The Chaney Dell System includes 3,470 miles of gathering pipeline and three processing plants, while the Midkiff/Benedum System includes 2,500 miles of gathering pipeline and two processing plants. The transaction was effected by the formation of two joint venture companies which will own the respective systems, to which Atlas Pipeline contributed $1.85 billion and Anadarko contributed the Assets.

In connection with this acquisition, Atlas Pipeline has reached an agreement with Pioneer Natural Resources Company (NYSE: PXD - “Pioneer”), which currently holds an approximate 27% interest in the Midkiff/Benedum system, whereby Pioneer will have an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system one year after the closing of Atlas Pipeline’s acquisition of Anadarko’s interest, and up to an additional 7.5% interest two years after the closing of Atlas Pipeline’s acquisition of Anadarko’s interest. If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49%. Pioneer would pay approximately $230 million for the additional 22% interest if fully exercised. Atlas Pipeline will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercises the purchase options.

ATLAS AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
June 30, 2007
(Unaudited)

NOTE 16 - SUBSEQUENT EVENTS (continued)

Atlas Pipeline funded the purchase price in part from an $830.0 million senior secured term loan which matures in July 2014 and a new $300.0 million senior secured revolving credit facility that matures in July 2013. Borrowings under the credit facility are secured by a lien on and security interest in all of Atlas Pipeline’s property and that of its subsidiaries, except for the assets owned by the joint venture companies, and by the guaranty of each of its subsidiaries other than the joint venture companies. Atlas Pipeline funded the remaining purchase price from the private placement of $1.125 billion of its common units to investors at a negotiated purchase price of $44.00 per unit. Of the $1.125 billion, $168.8 million of these units were purchased by AHD, which was funded through the private placement of $170.5 million of AHD’s common units to investors at a negotiated price of $27.00 per unit. AHD funded its $23.1 million capital contribution to Atlas Pipeline from borrowings under its credit facility. AHD, which holds all of the incentive distribution rights in Atlas Pipeline, has also agreed to allocate a portion of its future incentive distribution rights to Atlas Pipeline in connection with this acquisition. AHD has agreed to allocate up to $5.0 million of incentive distribution rights per quarter to Atlas Pipeline for the first eight quarters after closing of the transaction and up to $3.75 million per quarter after the initial eight quarter period.

Atlas Pipeline signed definitive agreements to acquire control of the Assets on June 3, 2007. In connection with agreements entered into with respect to its new credit facility, term loan and private placement of common units, Atlas Pipeline agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, Atlas Pipeline entered into derivative instruments to hedge 80% of the projected production of the Assets to be acquired as required under the financing agreements. The production volume of the Assets was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the Assets had not yet been completed. Accordingly, Atlas Pipeline recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within revenues in the Company’s consolidated statements of income. Atlas Pipeline recognized a non-cash loss of $19.8 million related to the change in value of these derivatives for the three and six months ended June 30, 2007. Upon the closing of the acquisition in July 2007, the production volume of the Assets was considered “probable forecasted production” under SFAS No. 133 and Atlas Pipeline evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

Cash Dividend. On July 25, 2007, the Company announced that its Board of Directors had declared a cash dividend of $0.05 per share of common stock, payable on August 15, 2007, to holders of record on August 8, 2007.

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

General

We are a publicly traded energy company engaged, through subsidiaries, in the development, production, gathering and processing of natural gas.

We conduct our development and production operations through Atlas Energy Resources, LLC (NYSE: ATN), which we refer to as Atlas Energy, or ATN, in which we own approximately 49.4%. Atlas Energy has focused its operations in the Appalachian Basin and has expanded into Michigan after its acquisition of DGO on June 29, 2007.

We conduct our natural gas gathering and processing operations through Atlas Pipeline Partners, L.P. (NYSE: APL), which we refer to as Atlas Pipeline, or APL. The general partner of Atlas Pipeline is Atlas Pipeline Partners GP, LLC, which we refer to as Atlas Pipeline GP, a wholly-owned subsidiary of Atlas Pipeline Holdings, L.P. (NYSE: AHD), which we refer to as Atlas Pipeline Holdings, or AHD, in which we own an 82.9% interest. Atlas Pipeline GP has a 2% general partner interest, a 11.5% limited partner interest and all the incentive distribution rights in Atlas Pipeline.

Recent Developments

Atlas Pipeline Acquisition. On July 27, 2007, Atlas Pipeline acquired control of Anadarko Petroleum Corporation’s (NYSE: APC) (“Anadarko”) 100% interest in the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and its approximate 73% interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (the “Assets”). The Chaney Dell System includes 3,470 miles of gathering pipeline and three processing plants, while the Midkiff/Benedum System includes 2,500 miles of gathering pipeline and two processing plants. The transaction will be effected by the formation of two joint venture companies which will own the respective systems, to which Atlas Pipeline will contribute $1.85 billion and Anadarko will contribute the Assets.

In connection with this acquisition, APL has reached an agreement with Pioneer Natural Resources Company (NYSE: PXD - “Pioneer”), which currently holds an approximate 27% interest in the Midkiff/Benedum system, whereby Pioneer will have an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system one year after the closing of APL’s acquisition of Anadarko’s interest, and up to an additional 7.5% interest two years after the closing of APL’s acquisition of Anadarko’s interest. If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49%. Pioneer would pay approximately $230 million for the additional 22% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercises the purchase options.

APL funded the purchase price in part from a an $830.0 million senior secured term loan which matures in July 2014 and a new $300.0 million senior secured revolving credit facility that matures in July 2013. APL’s borrowings under the credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the joint venture companies, and by the guaranty of each of its subsidiaries other than the joint venture companies. APL funded the remaining purchase price from the private placement of $1.125 billion of its common units to investors at a negotiated purchase price of $44.00 per unit and a $23.1 million capital contribution from AHD to maintain its 2.0% general partner ownership interest. Of the $1.125 billion, $168.8 million of these units were purchased by AHD, which AHD funded through the private placement of $170.5 million of its common units to investors at a negotiated price of $27.00 per unit. AHD funded its $23.1 million capital contribution to APL from borrowings under its credit facility. AHD has also agreed to allocate a portion of its future incentive distribution rights in APL back to APL in connection with this acquisition. AHD has agreed to allocate up to $5.0 million of incentive distribution rights per quarter back to APL for the first eight quarters after closing of the transaction and up to $3.75 million per quarter after the initial eight quarter period.

APL signed definitive agreements to acquire control of the Assets on June 3, 2007. In connection with agreements entered into with respect to its new credit facility, term loan and private placement of common units, APL agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, APL entered into derivative instruments to hedge 80% of the projected production of the Assets to be acquired as required under the financing agreements. The production volume of the Assets was not considered to be “probable forecasted production” under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) at the date these derivatives were entered into because the acquisition of the Assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within revenues in our consolidated statements of income. AHD recognized a non-cash loss of $19.8 million related to the change in value of these derivatives for the three and six months ended June 30, 2007. Upon closing of the acquisition in July 2007, the production volume of the Assets was considered “probable forecasted production” under SFAS No. 133 and APL evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

Atlas Energy Acquisition. On June 29, 2007, Atlas Energy acquired DTE Gas & Oil Company, or DGO, for a purchase price of $1.268 billion, including related expenses, adjustments for working capital of $10.4 million and current year capital expenditures of $19.0 million. Assets acquired include interests in approximately 2,150 natural gas wells with estimated proved reserves of approximately 613.7 billion cubic feet of natural gas equivalents, located in the northern lower peninsula of Michigan, 228,000 developed acres and 66,000 undeveloped acres. Subsequent to the acquisition of DGO, Atlas Energy changed its name to Atlas Gas & Oil Company, or AGO. With this acquisition, Atlas Energy increased its natural gas and oil production as well as entered into a new region that offers additional opportunities to expand its operations.

In May 2007, Atlas Energy entered into derivative instruments to hedge approximately 80% of the projected production of DGO as required under its financing agreement. The production volume of DGO was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of DGO had not yet been completed. Accordingly, Atlas Energy recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within revenues in our consolidated statements of income. Atlas Energy recognized a non-cash gain of $26.3 million related to the change in value of these derivatives for the three and six months ended June 30, 2007. Upon closing of the acquisition on June 29, 2007, the production volume of DGO was considered “probable forecasted production” under SFAS No. 133 and Atlas Energy evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

To fund the acquisition, Atlas Energy borrowed $713.9 million on its new credit facility and completed a private placement of 7,298,181 Class B common units and 16,702,828 Class D units to a group of institutional investors at a weighted average price of $25.00 per unit for net proceeds of $597.5 million. The Class B common and Class D units are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Class D units are a new class of equity security which automatically converts to common units on a one-to-one basis with the consent of the Company’s unit holders. Atlas Energy plans to obtain the consent by November 11, 2007. The Class D units have no voting rights and are subordinated to the Class A and Class B common units in the payment of dividends and on dissolution or liquidation. Atlas Energy entered into a registration rights agreement in connection with the sale of the units. The agreement requires Atlas Energy to prepare and file a registration statement covering the resale of such units by January 31, 2008 and have such registration statement declared effective by May 30, 2008. Atlas Energy could be required to pay certain amounts as defined in the agreement in the event the registration deadlines are not met. The potential payments would be approximately 0.25% of the gross proceeds of the offerings or $1.5 million for the first 30-day period after the deadline, increasing by an additional 0.25% per 30-day period, up to a maximum of 1.0% of the gross proceeds of the offerings per 30-day period.

Cash Dividend. On July 25, 2007, our Board of Directors declared a cash dividend of $.05 per share, payable on August 15, 2007, to shareholders of record on August 8, 2007.

Investment by Atlas Lightfoot, LLC. Through June 30, 2007, our subsidiary, Atlas Lightfoot, LLC, has invested $6.0 million in Lightfoot Capital Partners LP, or Lightfoot, and will own, directly and indirectly, approximately 18% of Lightfoot Capital Partners GP, LLC, the general partner of Lightfoot. We have committed to invest a total of $20.0 million in Lightfoot. We will also receive certain co-investment rights until such point as Lightfoot raises additional capital through a private offering to institutional investors or a public offering. Lightfoot has initial equity funding commitments of approximately $160.0 million and intends to focus its investments primarily on incubating new master limited partnerships, or MLPs, and providing capital to existing MLPs in need of additional equity or structured debt. Lightfoot will concentrate on assets that are MLP-qualified such as infrastructure, coal, and other asset categories and intends to form new MLPs in partnership with management teams in sectors that have under-utilized by the MLP structure.

Issuance of Subsidiary Units. In June 2007, Atlas Energy issued 24.0 million Class B common and Class D units (an approximate 31% interest in it) for net proceeds of $597.5 million after offering costs in a private placement offering. The Company has accounted for these offerings in accordance with Staff Accounting Bulletin No. 51, Accounting by the Parent in Consolidation for Sales of Stock by a Subsidiary, (“SAB No. 51”). Accordingly, a gain of $147.9 million, net of an income tax provision of $87.5 million was recorded in consolidated equity as a credit to paid-in capital as well as a corresponding adjustment of $235.4 million to minority interest, in the three months ended June 30, 2007. The Company has adopted a policy to recognize gains on such transactions as a credit to equity rather than as income. This gain represents the Company’s portion of the excess net offering price per unit of each of its subsidiary’s units to the book carrying amount per unit. It is anticipated that our public subsidiaries will have additional issuances in the future as we continue to grow through acquisitions.

General Trends and Outlook

Atlas Pipeline. The midstream natural gas industry links the exploration and production of natural gas and the delivery of its components to end-use markets and provides natural gas gathering, compression, dehydration, treating, conditioning, processing, and fractionation and transportation services. This industry group is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas producing wells.

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

However, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new natural gas reserves, including investments in our drilling investment partnerships. Drilling activity generally decreases as natural gas prices decrease. Atlas Energy has no control over the level of drilling activity in the areas of its operations.

Well Construction and Completion

Our well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for drilling investment partnerships we sponsor.  The following table sets forth information relating to these revenues and the related costs, gross profit margins and number of net wells drilled during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average construction and completion revenue per well	$296	$291	$298	$291
Average construction and completion cost per well	257	253	259	253
Average construction and completion gross profit per well	$39	$38	$39	$38

Gross profit margin	$8,491	$4,411	$17,937	$11,048

Net wells drilled	220	116	462	291

Our well construction and completion segment margin was $8.5 million and  $17.9 million in the three months and six months ended June 30, 2007, an increase of $4.1 million (92%) and $6.9 million (62%) from $4.4 million and $11.0 million in the three months and six months ended June 30, 2006, respectively. During the three months ended June 30, 2007, the increase of $4.1 million in segment margin was attributable to an increase in the number of wells drilled ($4.0 million) and an increase in the gross profit per well ($66,000). During the six months ended June 30, 2007, the increase of $6.9 million in segment margin was attributable to an increase in the number of wells drilled ($6.7 million) and an increase in the gross profit per well ($250,000). The increase in the number of wells drilled of 104 and 171 is the result of an increase in our fundraising in 2007. It should be noted that “Liabilities associated with drilling contracts” on our balance sheet includes $58.4 million of funds raised in the first six months of calendar 2007 that have not been applied to the completion of wells as of June 30, 2007 due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue.  We expect to recognize this amount as revenue in the third quarter of fiscal 2007. During fiscal 2006 we raised $218.5 million and plan to raise approximately $300.0 million fiscal 2007. We anticipate favorable oil and gas prices will continue to favorably impact our fundraising and therefore our drilling revenues in the remainder of fiscal 2007.

Gas and Oil Production

The following table sets forth information relating to our production revenues, production volumes, sales prices, production costs and depletion for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
Production revenues (in thousands):
Gas (1)(6)		$22,709		$19,437		$42,137		$39,930
Oil		$2,592		$2,469		$4,419		$4,834

Production volume (2):
Appalachia
Gas (Mcf/day) (1)		25,593		25,317		24,643		23,104
Oil (Bbls/day)		462		407		411		415
Michigan(5)
Gas (Mcf/day)		60,308		-		60,308		-
Oil (Bbls/day)		-		-		-		-
Total (Mcfe/day) (3)		88,673		27,759		87,417		25,594

Average sales prices:
Gas (per Mcf) (3)		$9.27		$8.44		$9.20		$9.55
Oil (per Bbl) (3)		$61.62		$66.70		$59.40		$64.38

Production costs (4):	$		$		$		$
As a percent of production revenues		9%		11%		9%		9%
Per Mcfe		$0.88		$0.93		$0.88		$0.92

Depletion per Mcfe		$2.09		$1.99		$2.19		$1.99

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

(3) Our average sales price before the effects of financial hedging were $8.36 and $7.89 per Mcf for the three months ended June 30, 2007 and 2006 and $8.12 and $8.55 per Mcf for the six months ended June 30, 2007 and 2006, respectively.

(4) Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance and production overhead

(5) Amounts represent production volumes related to the acquisition of DTE Gas & Oil Company from the acquisition date (June 29, 2007) to June 30, 2007.

(6) Excludes non-qualifying hedge gains of $26.3 million associated with the DGO acquisition.

Our natural gas revenues were $22.7 million and $42.1 million in the three months and six months ended June 30, 2007, respectively, an increase of $3.3 million (17%) and $2.2 million (6%) from $19.4 million and $39.9 million in the three months and six months ended June 30, 2006, respectively. The increases were attributable to a 10% increase and 4% decrease in the average sales price of natural gas and by 7% and 10% increases in production volumes in the three months and six months ended June 30, 2007, respectively. The $3.3 million increase in natural gas revenues consisted of $1.9 million attributable to increases in natural gas sales prices and $1.4 million attributable to increased production volumes. The $2.2 million increase in natural gas revenues consisted of $1.5 million attributable to decreases in natural gas sales prices and $3.7 million attributable to increased production volumes.

The increase in our gas production volumes of 60,584 Mcf/d and 61,847 Mcf/d in the three months and six months ended June 30, 2007 as compared to June 30, 2006, resulted from the acquisition of DTE Gas & Oil Company on June 29, 2007 and production associated with new wells drilled for our investment partnerships. We believe that gas volumes will continue to be favorably impacted in the remainder of 2007 with our acquisition of DGO and as ongoing projects to extend and enhance the gathering systems of Atlas Pipeline are completed and wells drilled are connected in these areas of expansion.

Our oil revenues were $2.6 million and $4.4 million in the three months and six months ended June 30, 2007, respectively, an increase of $123,000 (5%) and decrease of $415,000 (9%) from $2.5 million and $4.8 million during the three months and six months ended June 30, 2006, respectively. The increase in the three months ended June 30, 2007resulted from a 14% increase in production volumes, partially offset by an 8% decrease in the average sales price of oil. The decrease in the six months ended June 30, 2007 resulted from an 8% decrease in the average sales price of oil, and a 1% decrease in production volumes. The $123,000 increase in the three months ended June 30, 2007 consisted of $311,000 attributable to volume increases, partially offset by $188,000 attributable to decreases in sales prices, the number of new wells placed into production increased during the three months ended June 30, 2007. The $415,000 decrease in the six months ended June 30, 2007 consisted of $374,000 attributable to decreases in sales prices, and $41,000 attributable to volume decreases, as we drill primarily for natural gas rather than oil.

Our production costs were $2.5 million and $4.5 million in the three months and six months ended June 30, 2007, respectively, an increase of $274,000 (12%) and $403,000 (10%) from $2.2 million and $4.1 million in the three months and six months ended June 30, 2006, respectively. These increases include increases in transportation charges, labor and maintenance costs associated with an increase in the number of wells we own from the prior year period. The transportation fees charged to our wells connected to Atlas Pipeline’s gathering system were generally increased as a percent of gas revenues beginning in January 2007.

Transmission, Gathering and Processing

The following table presents selected volumetric information related to Atlas Pipeline for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Appalachia system throughput volume (Mcf/day)	66,152	63,113	64,352	60,235

Velma system gathered gas volume (Mcf/day)	62,788	62,079	61,709	61,401

NOARK Ozark Gas Transmission throughput volume (Mcf/day)	321,717	243,014	304,400	241,093

Elk City/Sweetwater system gathered gas volume (Mcf/day)	308,703	275,865	298,355	264,093

Combined throughput volume (Mcf/day)	759,360	644,071	728,816	626,822

Average throughput volume on Atlas Pipeline increased due to higher volumes for the NOARK and Elk City systems.  The average Ozark Gas Transmission volume was 321.7 MMcfd and 304.4 MMcfd for the three months and six months ended June 30, 2007, respectively, an increase of 32% and 26% from the prior year comparable periods. The Elk City system, which includes the newly constructed Sweetwater plant, averaged 308.7 MMcfd and 298.4 MMcfd for the three months and six months ended June 30, 2007, respectively, an increase of 12% and 13% from the comparable prior year periods.

Atlas Pipeline's transmission, gathering and processing revenues were $123.9 million and $243.6 million for the three months and six months ended June 30, 2007, an increase of $14.1 million and $16.6 million from $109.8 million and $227.0 million for the three months and six months ended June 30, 2006. The increase was primarily attributable to an increase of $9.7 million and $26.0 million for the three months and six months ended June 30, 2007, respectively, from the Elk City/Sweetwater System due primarily to an increase in volumes, including processing volumes from the newly constructed Sweetwater gas plant. This was partially offset by a decrease of $16.0 million for the six months ended June 20, 2007 from Atlas Pipeline’s NOARK system due to lower natural gas sales volumes on its gathering systems. Transportation and compression revenue increased by $5.8 million and $6.7 million for the three months and six months ended June 30, 2007, respectively, primarily due to an increase of $4.2 million and $5.0 million from the transportation revenues associated with the NOARK system.

Transmission, gathering, and processing revenues above include revenues earned by Atlas Pipeline’s Appalachian segment under its master gas gathering agreement with us or Atlas Energy which is eliminated upon consolidation in our financial statements. Revenues eliminated under this agreement were approximately $8.5 million and $7.9 million for the three months ended June 30, 2007 and 2006, and $16.2 million and $15.7 million for the six months ended June 30, 2007 and 2006, respectively. In addition, we receive transportation revenues from our investment partnerships for gathering services of $3.7 million, $2.3 million, $7.0 million and $4.6 million for the same periods.

Our transmission, gathering and processing costs and expenses were $94.8 million and $190.3 million for the three months and six months ended June 30, 2007, an increase of $11.5 million (14%) and $15.6 million (9%) from $83.3 million and $174.7 million for the three months and six months ended June 30, 2006. The increase was primarily related to increased gathered and processed volumes on the Elk City system, which includes contributions from the Sweetwater processing facility, and higher NOARK and Appalachia system operating and maintenance costs as a result of additional capacity and additional well connections. These amounts were partially offset by a decrease from Atlas Pipeline’s NOARK gathering system natural gas purchases.

Administration and Oversight

Our administrative and oversight fee represents supervision and administrative fees earned for drilling wells and ongoing monthly management fees from our investment partnerships. These fees were $3.4 million and $8.0 million in the three months and six months ended June 30, 2007, an increase of $1.2 million (57%) and $2.5 million (45%) from $2.2 million and $5.5 million in the three months and six months ended June 30, 2006. These increases are attributable to an increase in the number of wells drilled and managed for our investment partnerships in the three months and six months ended June 30, 2007 as compared to 2006.

Well Services

Our well services revenues were $4.2 million and $7.9 million in the three months and six months ended June 30, 2007, an increase of $769,000 (23%) and $1.7 million (28%) from $3.4 million and $6.2 million in the three months and six months ended June 30, 2006. These increases resulted from an increase in the number of wells operated for our investment partnerships due to additional wells drilled in the twelve months ended June 30, 2007.

Our well services expenses were $2.1 million and $4.2 million in the three months and six months ended June 30, 2007, an increase of $125,000 (6%) and $402,000 (11%) from $2.0 million and $3.8 million in the three months and six months ended June 30, 2006.  These increases were attributable to an increase in wages, benefits, and field office expenses associated with an increase in employees due to the increase in the number of wells we operate for our investment partnerships.

Gain (Loss) on Mark-to-Market Derivatives

    Our gain (loss) on mark-to-market derivatives represents non-cash gains and losses recognized on Atlas Energy's and APL's derivatives.  Atlas Energy recognized a $26.3 million non-cash gain related to the change in value of derivative contracts associated with the acquisition of DGO in the three months ended June 30, 2007 (see Note 9).  Atlas Pipeline recognized a $19.8 million non-cash loss related to the change in value of derivative contracts associated with the acquisition of Anadarko in the three months ended June 30, 2007 (see Note 9).  The contracts entered into by Atlas Energy and Atlas Pipeline were derivative contracts to hedge the projected production volume of their anticipated acquisitions (see Notes 4 and 16).  The production volumes of the assets to be acquired were not considered to be "probable forecasted production" under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed.  Accordingly, we recorded the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative values recorded within our consolidated statements of income.  Upon closing of the acquisitions, the production volumes of the assets acquired were considered "probable forecasted production" under SFAS No.133 and we evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

General and Administrative

Our general and administrative expenses, including net expense reimbursements to affiliate were $21.5 million and $36.3 million in the three months and six months ended June 30, 2007, an increase of $13.7 million and $15.2 million from $7.8 million and $21.1 million in the three months and six months ended June 30, 2006. These expenses include, among other things, salaries and benefits not allocated to a specific segment, costs of running our corporate office, partnership syndication activities and outside services. The increase of $13.7 million in the three months ended June 30, 2007 is principally attributable to $5.6 million related to employee costs including benefits and stock compensation awards plus a $4.8 million increase related to audit, tax and professional fees, including $3.9 million in fees related to hedges entered into associated with the DGO acquisition. The increase of $15.2 million in the six months ended June 30, 2007 is principally attributable to $8.7 million related to employee costs including benefits and stock compensation awards plus a $6.4 million increase in audit, tax and professional fees, including $3.9 million in fees related to hedges entered into associated with the DGO acquisition.

Depletion

Our depletion of oil and gas properties as a percentage of oil and gas revenues was 22% and 24% in the three months and six months ended June 30, 2007, compared to 23% and 21% in the three months and six months ended June 30, 2006. Depletion expense per mcfe was $2.09 and $2.19 in the three months and six months ended June 30, 2007, an increase of $0.10 (5%) and $0.20 (10%) per Mcfe from $1.99 in the three months and six months ended June 30, 2006. Increases in our depletable basis and production volumes caused depletion expense to increase $1.3 million (26%) and $2.4 million (26%) to $6.3 million and $11.6 million in the three months and six months ended June 30, 2007 compared to $5.0 million and $9.2 million in the three months and six months ended June 30, 2006. The variances from period to period are directly attributable to changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties.

Depreciation and Amortization

Depreciation and amortization increased $1.6 million (29%) and $2.7 million (24%) to $7.2 million and $14.2 million in the three months and six months ended June 30, 2007 compared to $5.6 million and $11.5 million in the three months and six months ended June 30, 2006. This was primarily due to the increased asset base associated with Atlas Pipeline’s acquisition of the NOARK assets in 2006 and expansion capital expenditures, particularly the construction of the Sweetwater processing facility.

Interest Expense

Our interest expense was $8.9 million and $16.2 million in the three months and six months ended June 30, 2007, an increase of $2.1 million and $2.7 million from $6.8 million and $13.5 million in the three months and six months ended June 30, 2006. These increases resulted primarily from an increase in outstanding borrowings by Atlas Energy of $713.9 million under its credit facility and higher borrowings by APL to finance its expansion capital expenditures.

Minority Interests

At June 30, 2007, we owned 11% of the partnership interest in Atlas Pipeline through our ownership in AHD. Because we control the operations of APL, we include it in our consolidated financial statements and show the ownership by the public as minority interests. The minority interest income in AHD's loss was $20.7 and $21.4 million for the three months and six months ended June 30, 2007 and an expense of $4.7 million and $11.0 million for the three months and six months ended June 30, 2006, a decrease of $25.4 million and $32.4 million in the three months and six months ended June 30, 2007. This decrease is a result of a decrease in Atlas Pipeline’s net income.

After the initial public offering of Atlas Energy on December 18, 2006 and the issuance of private placement Class B common and Class D units on June 29, 2007, approximately 51.0% is owned by the general public. We include Atlas Energy in our consolidated financial statements and show the ownership by the public as a minority interest. The minority interest expense in Atlas Energy was $8.9 million and $12.8 million for the three months and six months ended June 30, 2007.

Provision for Income Taxes

    Our effective income tax rate was 29% and 32% for the three months and six months ended June 30, 2007 as compared to 43% and 40% for the three months and six months ended June 30, 2006. For the three months and six months ended June 30, 2007, our effective income tax rates decreased compared to prior year similar periods substantially due to revisions of our previous estimates as a result of anticipated state and local taxes in connection with the acquisition of DGO. Currently, it is our expectation that our effective income tax rate will approximate 36% and 34% for the six months and year ended December 31, 2007, respectively.

Liquidity and Capital Resources

General.  We fund operations through our subsidiaries by a combination of sources, including cash generated by operations, capital raised through drilling investment partnerships, the issuance of units and use of our credit facilities.

The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Provided by operations	$15,396	$39,571
Used in investing activities	(1,372,277)	(107,841)
Provided by financing activities	1,254,553	34,203
Decrease in cash and cash equivalents	$(102,328)	$(34,067)

We had $83.1 million in cash and cash equivalents on hand at June 30, 2007, as compared to $185.4 million at December 31, 2006. We had a working capital deficit of $2.6 million decrease of $83.0 million from working capital of $80.4 million at December 31, 2006. The decrease in our working capital reflects a decrease in our current assets of $68.5 million, primarily due to a decrease in cash of $102.3 million, partially offset by an increase in accounts receivable of $35.6 million, due primarily to the DGO acquisition. We also had an increase in our current liabilities of $14.5 million, due primarily to the DGO acquisition. Our working capital fluctuates in relation to the level of drilling activities at any given date, which is related to the timing of funds raised and the subsequent use of those funds, and also as a result of commodity prices.

At June 30, 2007, the borrowing base under Atlas Energy’s credit facility is $850.0 million, and it has $135.0 million available. At June 30, 2007, Atlas Pipeline has a borrowing base of $225.0 million under its credit facility, of which $143.9 million is available. At June 30, 2007, AHD has a borrowing base of $50.0 million, with no outstanding borrowings. See Note 8 to our Consolidated Financial Statements for information on Atlas Energy’s, Atlas Pipeline’s and AHD’s credit facilities at June 30, 2007.

Cash flows from operating activities.  Cash provided by operations is an important source of short-term liquidity for us.  It is directly affected by changes in the price of natural gas and oil, interest rates and our ability to raise funds from our drilling investment partnerships.  Net cash provided by operating activities decreased $24.2 million in the six months ended June 30, 2007 to $15.4 million from $39.6 million in the six months ended June 30, 2006, substantially as a result of the following:

•
an increase in net income before depreciation and amortization of $14.0 million in the six months ended June 30, 2007 as compared to the prior year period, principally as a result of income included in our financial statements from our acquisitions, higher gross margins related to administrative and oversight and well services, and drilling profits;

•	an increase in non-cash items of $9.3 million related to losses on our hedge values and compensation expense resulting from grants under long-term incentive plans;

•
changes in minority interests and distributions paid to minority interests decreased by $25.9 million due to a decrease in Atlas Pipeline’s earnings and higher distributions paid to minority interests;

•	changes in our deferred tax liability decreased by $660,000 as compared to the six months ended June 30, 2006 which reflects the impact of timing differences between accounting and tax records, and

•	changes in operating assets and liabilities decreased operating cash flow by $20.9 million in the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

This change in operating assets and liabilities is primarily a result of the following:

•
a decrease of $22.0 million in accounts payable and accrued liabilities, including liabilities associated with our drilling contracts. Our level of liabilities associated with drilling contracts is dependent upon the remaining amount of our drilling obligations at any balance sheet date, which is dependent upon the timing of funds raised through our investment partnerships;

•	a decrease of $2.4 million in accounts receivable and prepaid expenses, primarily due to a decrease in Atlas Pipeline’s accounts receivable resulting from a decrease in commodity prices; and

•	an increase of $4.4 million in changes in other assets and liabilities.

Cash flows from investing activities.  Cash used in our investing activities increased $1.264 billion in the six months ended June 30, 2007, to $1.373 billion from $107.8 million in the six months ended June 30, 2006, primarily as a result of our $1.268 billion acquisition of DGO and a $17.8 million increase in capital expenditures related to an increase in the number of wells we drilled, and a $3.2 million increase in capital expenditures related to pipeline expansions.

Cash flows from financing activities. Cash provided by in our financing activities increased $1.220 billion in the six months ended June 30, 2007, to $1.255 billion from $34.2 million in the six months ended June 30, 2006, as a result of the following:

•	we repurchased $80.4 million of common stock in a Dutch tender offer in the six months ended June 30, 2007; repurchases were $12.2 million in the six months ended June 30, 2006;

•
net borrowings on debt increased by $798.5 million in the six months ended June 30, 2007 as compared to the prior year similar period principally as a result of the borrowings under Atlas Energy’s and Atlas Pipeline’s credit facilities, principally due to Atlas Energy’s acquisition;

•	we received proceeds of $597.5 million from Atlas Energy’s issuance of Class B common and Class D units; and

•
we received proceeds of $96.4 million from Atlas Pipeline’s issuance of common and preferred units and additional Atlas Pipeline senior notes in 2006; there were no such offerings in the six months ended June 30, 2007.

Capital Requirements: During the six months ended June 30, 2007, our capital expenditures related primarily to our acquisition of DGO which included $1.268 billion in oil and gas properties, as well as investments in our drilling partnerships and pipeline expansions, in which we invested $55.1 million and $43.4 million, respectively.  For the six months ended June 30, 2007 and the remaining quarters of fiscal 2007, we funded and expect to continue to fund these capital expenditures through cash on hand, borrowings under our credit facilities, and from operations.  We have established three credit facilities to fund our capital expenditures.

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

New Credit Facility

Upon the closing of the acquisition of DTE Gas & Oil Company, Atlas Energy replaced its Wachovia Bank Credit facility with a new 5-year, $850.0 million credit facility, which is led by J.P. Morgan Chase Bank, N.A. (“J.P. Morgan”), as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders. Proceeds of $52.5 million were used to pay the outstanding balance of Atlas Energy’s credit facility with Wachovia Bank. The J.P. Morgan revolving credit facility has a current borrowing base of $850.0 million which will be redetermined semi-annually on April 1 and October 1 subject to changes in our oil and gas reserves. The initial borrowing base is also scheduled to be reduced to $685.0 million at the earlier of June 29, 2008 or the issuance by Atlas Energy of equity or debt securities of at least $200.0 million. Up to $50.0 million of the facility may be in the form of standby letters of credit. The facility is secured by our assets and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at our option. At June 30, 2007, the weighted average interest rate on outstanding borrowings was 7.5%.

Atlas Energy is required to maintain specified ratios of current assets to current liabilities and debt (as defined in the agreement) to earnings before interest, taxes, depreciation, depletion and amortization, or EBITDA. In addition, the facility limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The facility limits the dividends payable by us if an event of default has occurred and is continuing or would occur as a result of such distribution. Atlas Energy was in compliance with these covenants as of June 30, 2007. At June 30, 2007, $715.0 million was outstanding under this facility including letters of credit of $1.1 million, which are not reflected as borrowings on our Consolidated Balance Sheets.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations at June 30, 2007.

		Payments Due By Period
		(in thousands)
		Less than	2 - 3	4 - 5	After 5
Contractual cash obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)	$1,082,439	$70	$31	$787,891	$294,447
Secured revolving credit facilities
Operating lease obligations
Capital lease obligations	6,719	1,245	1,755	1,217	2,502
Unconditional purchase obligations
Other long-term obligation
Total contractual cash obligations	$1,089,158	$1,315	$1,786	$789,108	$296,949
__________________________
(1)
Not included in the table above are estimated interest payments calculated at the rates in effect at June 30, 2007 of: 2007 -$82.7 million; 2008 - $82.7 million; 2009 - $82.7 million; 2010 - $82.7 million and 2011 and after - $82.7 million.

		Payments Due By Period
		(in thousands)
		Less than	1 - 3	4 - 5	After 5
Other commercial commitments:	Total	1 Year	Years	Years	Years
Standby letters of credit	$8,159	$8,134	$25	$-	$-
Guarantees	-	-	-
Standby replacement commitments	93,265	93,265	-	-	-
Other commercial commitments	-	-	-
Total commercial commitments	$101,424	$101,399	$25	$-	$-

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

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”). FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FIN 39-1 to have an impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this Statement, and at this time we have not made any decisions on its application to our financial position or results of operations.

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss. That accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements. The FSP is effective immediately for registration payment arrangements and financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006, the date FSP EITF 00-19-2 was issued.

We applied the consensus in FSP EITF 00-19-2 effective January 1, 2007. We reviewed the penalty terms in the registration rights agreement related to Atlas Energy’s private placement entered into on June 29, 2007, pursuant to the guidance in the FSP, and determined that the probability of payment is remote under Statement 5 based upon our status of current related filings. As a result, the application of FSP EITF 00-19-2 did not have an effect on our financial position or results of operations.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on January 1, 2007, and FASB Interpretation No. 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FIN 48-1”). Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As a result of the implementation of FIN 48 and FIN 48-1, we determined that we had no liability for unrecognized income tax benefits, upon adoption and through June 30, 2007.

We file numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. We are no longer subject to United States Federal income tax examinations for periods ending before September 30, 2003 and we are no longer subject to state and local income tax examinations by tax authorities for periods ending before September 30, 2002. Our policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. We do not anticipate that total unrecognized tax benefits will significantly change within the next twelve months.

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

The following analysis presents the effect on our earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2007.  Only the potential impacts of hypothetical assumptions are analyzed.  The analysis does not consider other possible effects that could impact our business.

Interest Rate Risk.  At June 30, 2007, Atlas Energy had an $850.0 million revolving credit facility ($713.9 million outstanding at June 30, 2007).  The weighted average interest rate for this facility was 7.5% at June 30, 2007.

At June 30, 2007, Atlas Pipeline had a $225.0 million revolving credit facility ($74 million outstanding at June 30, 2007). The weighted average interest rate for this facility was 7.6% at June 30, 2007.

Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, our net annual income would change by approximately $3.2 million.

Commodity Price Risk.  Our major market risk exposure in commodities is fluctuations in the pricing of our gas and oil production.  Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production.  Pricing for gas and oil production has been volatile and unpredictable for many years.  To limit our exposure to changing natural gas prices, we use financial hedges.  Through our hedges, we seek to provide a measure of stability in the volatile environment of natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange, or NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. For the twelve month period ending June 30, 2008, we estimate approximately 80% of Atlas Energy’s produced natural gas volumes will be sold in this manner, leaving its remaining production to be sold at contract prices in the month produced or at spot market prices.  Atlas Energy also negotiates with certain purchasers for delivery of a portion of natural gas it will produce for the upcoming twelve months.  The prices under most of its gas sales contracts are negotiated on an annual basis and are index-based. Atlas Energy’s risk management objective is to lock in a range of pricing for expected production volumes. Considering those volumes for which we have entered into physical or financial hedge agreements for the year ended December 31, 2007, and current indices, a theoretical 10% upward or downward change in the price of natural gas would change net income by approximately $3.0 million.

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

On May 18, 2007, Atlas Energy signed a definitive agreement to acquire DGO (see Note 3). In connection with the financing of this transaction, Atlas Energy agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas volumes for no less than three years from the closing date of the transaction. During May 2007, Atlas Energy entered into derivative instruments to hedge 80% of the projected production of the assets to be acquired as required under the financing agreement. The production volume of the assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, Atlas Energy recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within revenues in our consolidated statements of income. Atlas Energy recognized non-cash income of $26.3 million related to the change in value of these derivatives for the three months ended June 30, 2007. Upon closing of the acquisition on June 29, 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS No. 133 and Atlas Energy evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

At June 30, 2007, Atlas Energy had 396 open natural gas futures contracts related to natural gas sales covering 147,820 million MMBtus of natural gas (which includes 81,340 million MMBtu covering natural gas produced by assets acquired from DGO), maturing through June 30, 2013 at a combined average settlement price of $8.23 per MMBtu. At June 30, 2007 and December 31, 2006, Atlas Energy reflected net derivative assets of $25.2 million and $47.5 million, respectively.

In addition, Atlas Energy recognized gains on settled contracts covering natural gas production of $2.3 million and $1.5 million for the three months ended June 30, 2007 and 2006, and $4.7 million and $2.9 million for the six months ended June 30, 2007 and 2006, respectively. There were no gains or losses recognized during the three months and six months ended June 30, 2006 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Atlas Pipeline. Atlas Pipeline also enters into certain financial swaps, collars and option instruments which qualify as cash flow hedges in accordance with SFAS No. 133 to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate is sold. Under these swap agreements, Atlas Pipeline receives a fixed price and remits a floating price based on certain indices for the relevant contract period.

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

On June 3, 2007, Atlas Pipeline signed definitive agreements to acquire control of certain natural gas gathering systems and processing plants located in Oklahoma and Texas (see Note 16). In connection with the financing of this transaction, Atlas Pipeline agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, Atlas Pipeline entered into derivative instruments to hedge 80% of the projected production of the assets to be acquired as required under the financing agreements. The production volume of the assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, Atlas Pipeline recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within revenues in the Company’s consolidated statements of income. Atlas Pipeline recognized a non-cash loss of $19.8 million related to the change in value of these derivatives for the three and six months ended June 30, 2007. Upon closing of the acquisition in July 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS No. 133 and Atlas Pipeline evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

At June 30, 2007, and December 31, 2006, Atlas Pipeline had a net hedging liability of $58.4 million and $20.1 million, respectively. Ineffective hedge gains or losses are recorded in Atlas Pipeline’s consolidated statements of income while the hedge contracts are open and may increase or decrease until settlement of the contract. Atlas Pipeline recognized losses of $10.7 million and $5.6 million, for the six months ended June 30, 2007 and 2006, respectively, related to the settlement of qualifying hedge instruments. Atlas Pipeline also recognized losses of $20.1 million and $10.7 million for the six months ended June 30, 2007 and 2006, respectively, related to the change in market value of non-qualifying or ineffective hedges, principally due to derivative instruments Atlas Pipeline entered into to hedge the projected production of its acquisition mentioned previously.

Derivatives are recorded on our balance sheets as assets or liabilities at fair value. At June 30, 2007 and December 31, 2006, we reflected a net hedging asset and liability on our balance sheets of $33.1 million and $27.3 million, respectively, when combining the above hedges of Atlas Energy and Atlas Pipeline. Of the $2.9 million net loss in accumulated other comprehensive income at June 30, 2007, we will reclassify $200,000 of gains to our consolidated statements of income over the next twelve month period as these contracts expire, and $3.1 million of losses will be reclassified in later periods if the fair values of the instruments remain at current market values. Actual amounts that will be reclassified will vary as a result of future price changes.

As of June 30, 2007, we had the following financial hedges in place:

ATLAS ENERGY RESOURCES HEDGES
Natural Gas Fixed Price Swaps

Twelve Month
Period Ending		Average	Fair Value
June 30,	Volumes	Fixed Price	Asset/(Liability) (3)
	(MMBtu) (1)	(per MMBtu)	(in thousands)
2008	34,980,000	$8.29	$32,138
2009	34,340,000	$8.53	5,320
2010	27,860,000	$8.28	(3,729)
2011	20,300,000	$7.99	(5,291)
2012	13,300,000	$7.84	(1,965)
2013	4,500,000	$7.66	(255)
			$26,218

Natural Gas Costless Collars

Twelve Month
Period Ending			Average	Fair Value
June 30,	Option Type	Volumes	Floor and Cap	Asset/(Liability) (3)
		(MMBtu) (1)	(per MMBtu)	(in thousands)
2008	Puts purchased	900,000	$7.50	$384
2008	Calls sold	900,000	$8.60	0
2008	Puts purchased	780,000	$7.50	0
2008	Calls sold	780,000	$9.40	(100)
2009	Puts purchased	780,000	$7.50	0
2009	Calls sold	780,000	$9.40	(111)
2010	Puts purchased	1,440,000	$7.75	0
2010	Calls sold	1,440,000	$8.75	(370)
2011	Puts purchased	1,440,000	$7.75	2
2011	Calls sold	1,440,000	$8.75	0
2011	Puts purchased	3,600,000	$7.50	0
2011	Calls sold	3,600,000	$8.45	(855)
2012	Puts purchased	3,600,000	$7.50	81
2012	Calls sold	3,600,000	$8.45	0
				(969)
	Total Atlas Energy Resources net asset			$25,249

ATLAS PIPELINE HEDGES
Natural Gas Fixed - Price Swaps (Liquids Sales)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability) (2)
	(gallons)	(per gallon)	(in thousands)
2007	57,204,000	$0.89	$(8,605)
2008	33,012,000	$0.70	(7,511)
2009	8,568,000	$0.75	(1,110)
			$(17,226)

Natural Gas Fixed - Price Swaps (Sales)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability) (3)
	(MMBtu) (1)	(per MMBtu)	(in thousands)
2007	540,000	$7.26	$(40)
2008	240,000	$7.27	(266)
2009	480,000	$8.00	(265)
			$(571)

Natural Gas Basis Swaps (Sales)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability) (3)
	(MMBtu) (1)	(per MMBtu)	(in thousands)
2007	2,820,000	$(0.77)	$(157)
2008	4,440,000	$(0.67)	(294)
2009	4,920,000	$(0.56)	(215)
2010	2,220,000	$(0.58)	33
			$(633)

Natural Gas Fixed Price (Purchase)

Production
Period Ended		Average		Fair Value
December 31,	Volumes	Fixed Price		Liability (3)
	(MMBtu) (1)	(per MMBtu)		(in thousands)
2007	5,460,000	$8.59	(4)	$(8,582)
2008	11,016,000	$8.95	(5)	(6,626)
2009	10,320,000	$8.69		(1,390)
2010	4,380,000	$8.64		(515)
				$(17,113)
Natural Gas Basis (Purchase)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Liability (3)
	(MMBtu) (1)	(per MMBtu)	(in thousands)
2007	7,740,000	$(1.04)	$(73)
2008	15,216,000	$(1.13)	(599)
2009	14,760,000	$(0.66)	(1,299)
2010	6,600,000	$(0.56)	(1,188)
			$(3,159)
Crude Oil Fixed - Price Swaps (Sales)

Production
Period Ended		Average	Fair Value
December 31,	Volumes	Fixed Price	Liability (3)
	(barrels)	(per barrel)	(in thousands)
2007	37,700	$56.25	$(561)
2008	65,400	$59.42	(842)
2009	33,000	$62.70	(321)
			$(1,724)

Crude Oil Options (Sales)

Production
Period Ended			Average	Fair Value
December 31,	Option Type	Volumes	Strike Price	Asset/(Liability) (3)
		(MMBtu) (1)	(per MMBtu)	(in thousands)
2007	Puts purchased	324,600	$60.00	$223
2007	Calls sold	324,600	$75.26	(656)
2008	Puts purchased	691,800	$60.00	1,804
2008	Calls sold	691,800	$78.00	(3,025)
2009	Puts purchased	738,000	$60.00	3,045
2009	Calls sold	738,000	$80.62	(3,549)
2010	Puts purchased	402,000	$60.00	1,753
2010	Calls sold	402,000	$79.34	(1,947)
2011	Puts purchased	30,000	$60.00	164
2011	Calls sold	30,000	$74.50	(223)
2012	Puts purchased	30,000	$60.00	177
2012	Calls sold	30,000	$73.90	(237)
				$(2,471)

Crude Oil Sales Options (associated with NGL volumes)

Production		Associated
Period Ended		NGL	Crude	Average crude	Fair Value
December 31,	Option Type	Volumes	Volumes	Strike Price	Asset/(Liability) (3)
		(gallons)	(barrels)	(per barrel)	(in thousands)
2007	Puts purchased	78,681,000	1,275,000	$60.00	782
2007	Calls sold	78,681,000	1,275,000	$75.18	(2,543)
2008	Puts purchased	260,692,000	4,269,600	$60.00	12,546
2008	Calls sold	260,692,000	4,269,600	$79.20	(17,100)
2009	Puts purchased	290,364,000	4,752,000	$60.00	19,667
2009	Calls sold	290,364,000	4,752,000	$78.68	(25,638)
2010	Puts purchased	149,009,000	2,413,500	$60.00	11,104
2010	Calls sold	149,009,000	2,413,500	$77.28	(14,296)
					(15,478)
	Total Atlas Pipeline net liability				$(58,375)
	Total Atlas America net liability				$(33,126)

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, because of a material weakness in internal controls over financial reporting discussed below, as of June 30, 2007 our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following material weakness that was identified as a result of management’s evaluation of such changes and as a result of the evaluation described above.

During the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, we determined that our accounting treatment for the sales of our subsidiaries, stock were subject to the provisions of Staff Accounting Bulletin No. 51, Accounting by the Parent in Consolidation for Sales of Stock by a Subsidiary, (“SAB No. 51”). SAB No. 51 requires the calculation of a gain or loss on the sale of subsidiary stock based on the change in the Parent’s share of the carrying value of equity before and after the transaction. The resulting gain or loss maybe recognized through income or alternatively as an increase in paid-in capital (in the case of a gain), net of tax. SAB No. 51 requires us to establish a policy as to the treatment and we must consistently apply this treatment to all sales of subsidiary stock. We have elected to recognize gains for all sales of subsidiary stock under SAB No. 51 as an increase to paid-in capital and consequently have calculated the cumulative gains for our three subsidiaries which have issued stock in order to record the effects in the December 31, 2006 and March 31, 2007 financials statements. The correction of the accounting treatment affected our December 31, 2006 balance sheet by increasing minority interest by $188.3 million, increasing deferred taxes by $79.1 million, increasing paid-in capital by $109.2 million and increasing retained earnings by $29.8 million from what was reported in previous filings.

Based upon the results of our evaluation described above, which was performed in connection with the restatement of our financial statements for the year ended December 31, 2006 and quarterly period ended March 31, 2007, our principal executive officer and principal financial officer determined that the incorrect treatment of our subsidiary stock sales referenced above was not detected in our financial reporting process for the year ended December 31, 2006 and quarterly period ended March 31, 2007 as a result of a material weakness in internal control over financial reporting related to the interpretation of SAB No. 51 in the preparation of the financial statements for these periods.. The material weakness that existed was that the controls to review and validate the proper accounting treatment did not operate effectively.

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

PART II.  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

(1)
The 2007 Annual Meeting of stockholders was held on May 23, 2007. The proposals voted on at the meeting were to elect three directors listed below to serve until the Annual Meeting of unit holders in 2010, adopt the Atlas America, Inc. Annual Incentive Plan for Senior Executives, and amend the Long-Term Incentive Plans for Atlas Pipeline Holdings, L.P., Atlas Energy Resources, LLC, and Atlas Pipeline Partners, L.P. The percentage listed below is based on the total of the units voted For, Against or Withheld, and Abstained.

Nominees	Votes For	Votes Against or Withheld	Percentage Votes For
Carlton M. Arrendell	14,910,789	684,460	95.61%
Jonathan Z. Cohen	12,396,997	3,198,252	79.49%
Donald W. Delson	14,910,532	684,717	95.61%

Incentive Plans	Votes For	Votes Against	Votes Abstained	Percentage Votes For
Atlas America, Inc. Annual Incentive Plan for Senior Executives	10,889,069	311,058	21,491	69.82%
Atlas Pipeline Holdings, L.P. Long-Term Incentive Plan	10,989,107	208,806	23,709	70.46%
Atlas Energy Resources, LLC Long-Term Incentive Plan	10,990,159	209,427	22,036	70.47%
Atlas Pipeline Partners, L.P. Long-Term Incentive Plan	10,993,091	206,289	22,242	70.49%

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws(1)
31.1	Rule 13(a)-14(a)/15d-14(a) Certification.
31.2	Rule 13(a)-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.
__________________________
(1)	Previously filed as an exhibit to our Form 8-K for the quarter ended June 14, 2005.

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