Form 10-Q
period 2008-06-30
ATLAS AMERICA INC
filed 2008-08-11
CIK 1279228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock on August 1, 2008 was 40,445,327 million shares.

ATLAS AMERICA, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$241,549	$145,535
Accounts receivable	263,146	204,687
Hedge receivable from Partnerships	50,427	213
Current portion of derivative asset	196	38,181
Prepaid expenses and other	26,257	22,939
Prepaid and deferred income taxes	53,536	20,642

Total current assets	635,111	432,197
Property, plant and equipment, net	3,665,265	3,442,036
Intangible assets, net	210,875	224,264
Goodwill, net	712,026	744,449
Hedge receivable from Partnerships – long term	74,083	13,452
Other assets, net	59,746	47,969

	$5,357,106	$4,904,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28	$64
Accounts payable	117,003	75,524
Liabilities associated with drilling contracts	55,856	132,517
Accrued producer liabilities	123,809	80,697
Derivative liability	341,383	111,223
Accrued liabilities	213,096	99,468
Advances from affiliate	123	58

Total current liabilities	851,298	499,551
Long-term debt	2,069,539	1,994,392
Deferred tax liability	185,278	197,106
Long-term derivative liability	598,816	157,850
Other long-term liabilities	49,249	46,524
Minority interests	1,269,799	1,595,781
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000,000 authorized shares	—	—
Common stock, $0.01 par value: 49,000,000 authorized shares	425	290
Additional paid-in capital	410,296	390,591
Treasury stock, at cost	(108,141)	(108,886)
ESOP loan receivable	(379)	(417)
Accumulated other comprehensive loss	(102,563)	(5,935)
Retained earnings	133,489	137,520

Total stockholders’ equity	333,127	413,163

	$5,357,106	$4,904,367

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Well construction and completion	$122,341	$65,139	$226,479	$137,517
Gas and oil production	78,956	25,315	155,182	46,575
Transmission, gathering and processing	454,451	119,109	839,777	234,399
Administration and oversight	5,137	3,439	10,154	7,983
Well services	5,266	4,155	10,064	7,876
Loss on mark-to-market derivatives	(316,068)	(2,291)	(404,849)	(4,569)

Total revenue	350,083	214,866	836,807	429,781

Costs and expenses:
Well construction and completion	106,384	56,648	196,939	119,580
Gas and oil production	12,379	2,491	23,047	4,525
Transmission, gathering and processing	369,245	94,849	664,777	190,324
Well services	2,650	2,147	5,062	4,190
General and administrative	25,347	21,320	46,355	35,777
Net expense reimbursement – affiliate	184	221	434	529
Depreciation, depletion and amortization	49,143	13,476	96,776	25,877

Total costs and expenses	565,332	191,152	1,033,390	380,802

Operating income (loss)	$(215,249)	$23,714	$(196,583)	$48,979
Other income (expense):
Interest expense	(34,310)	(8,945)	(68,408)	(16,201)
Minority interests	231,166	11,776	254,831	8,590
Other, net	5,993	1,455	8,023	2,899

Total other income (expense)	202,849	4,286	194,446	(4,712)

Income (loss) before income taxes (benefit)	(12,400)	28,000	(2,137)	44,267
Provision (benefit) for income taxes	(4,629)	8,134	(788)	14,153

Net income (loss)	$(7,771)	$19,866	$(1,349)	$30,114

Net income (loss) per common share:
Basic	$(0.19)	$0.49	$(0.03)	$0.73

Diluted	$(0.19)	$0.48	$(0.03)	$0.70

Weighted average common shares outstanding:
Basic	40,335	40,220	40,330	41,393

Diluted	40,335	41,796	40,330	42,804

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		ESOP Loan Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	$		Shares	$
Balance at January 1, 2008	29,003,212	$290	$390,591	(2,126,055)	$(108,886)	$(417)	$(5,935)	$137,520	$413,163
Issuance of common units	—	—	166	16,972	745	—	—	—	911
Other comprehensive loss	—	—	—	—	—	—	(96,628)	—	(96,628)
Repayment of ESOP loan	—	—	—	—	—	38	—	—	38
Stock option compensation expense	—	—	2,005	—	—	—	—	—	2,005
Three-for-two stock split	13,470,021	135	(135)	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	(2,682)	(2,682)
Gain on sale of subsidiary units	—	—	17,669	—	—	—	—	—	17,669
Net loss	—	—	—	—	—	—	—	(1,349)	(1,349)

Balance at June 30, 2008	42,473,233	$425	$410,296	(2,109,083)	$(108,141)	$(379)	$(102,563)	$133,489	$333,127

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,349)	$30,114
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	96,776	25,877
Amortization of deferred finance costs	4,181	1,614
Non-cash loss on derivative value, net	209,795	4,569
Non-cash compensation expense	5,171	8,924
Minority interests	(254,831)	(8,590)
Distributions paid to minority interests	(111,490)	(24,623)
Deferred income taxes	(304)	764
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable and prepaid expenses and other	(56,082)	3,831
Accounts payable and accrued liabilities	120,049	(29,011)
Accounts payable and accounts receivable – affiliates	65	(12)
Other operating assets/liabilities	612	425

Net cash provided by operating activities	12,593	13,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	—	(1,267,977)
Acquisition purchase price adjustment	31,429	—
Capital expenditures	(289,645)	(96,963)
Investment in Lightfoot Capital Partners, L.P.	(440)	(5,962)
Other	397	139

Net cash used in investing activities	(258,259)	(1,370,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Atlas Energy long-term debt	407,021	—
Issuance of Atlas Pipeline long-term debt	244,854	—
Borrowings under Atlas Pipeline, Atlas Pipeline Holdings, and Atlas Energy credit facilities	309,000	934,891
Repayments under Atlas Pipeline, Atlas Pipeline Holdings, and Atlas Energy credit facilities	(768,000)	(185,023)
Repayments under Atlas Pipeline term loan	(122,837)	—
Net proceeds from Atlas Energy equity offering	82,533	597,500
Net proceeds from Atlas Pipeline equity offering	207,106	—
Dividends paid	(2,682)	(895)
Purchase of treasury stock	—	(80,449)
Other	(15,315)	(11,471)

Net cash provided by financing activities	341,680	1,254,553

Net change in cash and cash equivalents	96,014	(102,328)
Cash and cash equivalents, beginning of period	145,535	185,401

Cash and cash equivalents, end of period	$241,549	$83,073

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Atlas America, Inc. (the “Company”) is a publicly traded (NASDAQ:ATLS) Delaware corporation whose assets consist primarily of cash and its ownership interests in the following entities as of June 30, 2008:

•

Atlas Energy Resources, LLC (“Atlas Energy” or “ATN”), a publicly traded Delaware limited liability company (NYSE: ATN) focuses on natural gas development and production in northern Michigan’s Antrim Shale and the Appalachian Basin, which the Company manages through its subsidiary, Atlas Energy Management, Inc., under the supervision of ATN’s board of directors. In May 2008, the Company purchased an additional 600,000 ATN Class B common units in a private placement transaction at a price of $42.00 per unit (see Note 14). At June 30, 2008, the Company owned approximately 48.3% of the outstanding Class A and common units and all of the management incentive interests of ATN;

•

Atlas Pipeline Partners, L.P. (“Atlas Pipeline Partners” or “APL”), a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachia regions (NYSE:APL). In June 2008, the Company purchased 1,112,000 APL common limited partnership units in a private placement transaction at a net price of $36.02 per common unit (see Note 14). At June 30, 2008, the Company had a 2.3% direct ownership interest in APL;

•

Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or “AHD”), a publicly traded Delaware limited partnership (NYSE: AHD) and owner of the general partner of APL. Through the Company’s ownership of AHD’s general partner, it manages AHD. In June 2008, the Company purchased an additional 308,109 common limited partner units in a private placement transaction at a price of $32.50 per unit (see Note 14). At June 30, 2008, the Company owned approximately 64.4% of the outstanding common units of AHD. AHD owned a 2% general partner interest, all of the incentive distribution rights, and an approximate 12.3% limited partner interest in APL at June 30, 2008; and

•

Lightfoot Capital Partners, L.P. (“Lightfoot”) and Lightfoot Capital Partners GP, LLC, the general partner of Lightfoot (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. The Company has an approximate 12% ownership interest in Lightfoot and a commitment to invest a total of $20.0 million in Lightfoot. At June 30, 2008, the Company has invested $10.7 million in Lightfoot.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2007 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six month periods ended June 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further within this note, a more thorough discussion of the Company’s significant accounting policies is included in its audited consolidated financial statements and notes thereto in its annual report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation and Minority Interest

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for ATN and AHD, which are controlled by the Company. The financial statements of AHD include its accounts and the accounts of its subsidiaries, all of which are wholly-owned except for APL. The non-controlling minority ownership interests in the net income (loss) of ATN, AHD and APL are reflected as income (expense) in the Company’s consolidated statements of operations, and the minority interests in the assets and liabilities of ATN, AHD and APL are reflected as a liability on the Company’s consolidated balance sheets. All material intercompany transactions have been eliminated.

In accordance with established practice in the oil and gas industry, the Company’s financial statements include its pro-rata share of assets, liabilities, revenues, and costs and expenses of the energy partnerships in which ATN has an interest. Such interests typically range from 30% to 35%.

The Company’s consolidated financial statements also include the operations of APL’s Chaney Dell natural gas gathering system and processing plants located in Oklahoma (“Chaney Dell system”) and APL’s Midkiff/Benedum natural gas gathering system and processing plants located in Texas (“Midkiff/Benedum system”). In July 2007, APL acquired control of Anadarko Petroleum Corporation’s (NYSE: APC) (“Anadarko”) 100% interest in the Chaney Dell system and its 72.8% undivided joint venture interest in the Midkiff/Benedum system (see Note 3). The transaction was effected by the formation of two joint venture companies which own the respective systems, of which APL has a 95% interest and Anadarko has a 5% interest in each. APL consolidates 100% of these joint ventures. The Company reflects Anadarko’s 5% interest in the net income of these joint ventures as minority interest on its statements of operations. The Company also reflects Anadarko’s investment in the net assets of the joint ventures as minority interest on its consolidated balance sheets. In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems, the joint ventures issued cash to Anadarko of $1.9 billion in return for a note receivable. This note receivable is reflected within minority interest on the Company’s consolidated balance sheets.

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

The natural gas industry principally conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2008 represent actual results in all material respects (see “– Revenue Recognition” accounting policy for further description).

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

The Company accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from ATN’s and APL’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). The Company had unbilled revenues at June 30, 2008 and December 31, 2007 of $205.4 million and $131.7 million, respectively, which are included in accounts receivable within the Company’s consolidated balance sheets.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common stock outstanding and the dilutive effect of potential shares issuable during the period, as calculated by the treasury stock method. Dilutive potential shares of common stock consist of the excess of shares issuable under the terms of the Company’s stock incentive plan over the number of such shares that could have been reacquired (at the weighted average market price of shares during the period) with the proceeds received from the exercise of the stock options (see Note 17). The following table sets forth the reconciliation of the Company’s weighted average number of common shares used to compute basic net income (loss) per share with those used to compute diluted net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007(2)	2008	2007(2)
Weighted average number of shares – basic	40,335	40,220	40,330	41,393
Add: effect of dilutive incentive awards(1)	—	1,576	—	1,411

Weighted average number of common shares – diluted	40,335	41,796	40,330	42,804

(1)	For the three and six months ended June 30, 2008, approximately 2,013,000 and 1,878,000 stock options, respectively were excluded from the computation of diluted net income (loss) per share because the inclusion of such units would be anti-dilutive.

(2)	The shares for the three and six months ended June 30, 2007 have been restated to reflect the three for two stock split on May 21, 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States, have not been recognized in the calculation of net income. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Company include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges and post-retirement plan liabilities (which are presented net of taxes). The following table sets forth the calculation of the Company’s comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(7,771)	$19,866	$(1,349)	$30,114
Other comprehensive loss:
Changes in fair value of derivative instruments accounted for as cash flow hedges, net of tax of $45,502 and $170 for the three months ended June 30, 2008 and 2007, respectively, and $63,316 and $7,325 for the six months ended June 30, 2008 and 2007, respectively	(68,785)	(288)	(98,615)	(11,608)
Less: reclassification adjustment for realized losses (gains) in net income (loss), net of tax of ($1,742) and $499 for the three months ended June 30, 2008 and 2007, respectively, and ($1,177) and $99 for the six months ended June 30, 2008 and 2007, respectively	2,725	(849)	1,778	(169)
Plus: amortization of additional post-retirement liability recorded upon adoption of SFAS No. 158, net of tax of $51 and $26 for the three months ended June 30, 2008 and 2007, respectively, and $102 and $53 for the six months ended June 30, 2008 and 2007, respectively	88	42	209	84

Total other comprehensive loss	(65,972)	(1,095)	(96,628)	(11,693)

Comprehensive income (loss)	$(73,743)	$18,771	$(97,977)	$18,421

Capitalized Interest

ATN and APL capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by ATN and APL in the aggregate was 5.4% and 7.3% for the three months ended June 30, 2008 and 2007, respectively, and 6.0% and 7.2% for the six months ended June 30, 2008 and 2007, respectively. The aggregate amount of interest capitalized by ATN and APL was $2.8 million and $0.9 million for the three months ended June 30, 2008 and 2007, respectively, and $5.5 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.

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

Partnership management, operating contracts and non-compete agreement. ATN has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through consummated acquisitions. In addition, ATN entered into a two-year non-compete agreement in connection with the acquisition of AGO (see Note 3). ATN amortizes contracts acquired on a declining balance and straight-line method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007	Estimated Useful Lives In Years
Gross Carrying Amount:
Customer contracts and relationships	$235,382	$235,382	7 -20
Partnership management and operating contracts	14,343	14,343	2 -13
Non-compete agreement	890	890	2

	$250,615	$250,615

Accumulated Amortization:
Customer contracts and relationships	$(28,956)	$(16,179)
Partnership management and operating contracts	(10,339)	(9,949)
Non-compete agreement	(445)	(223)

	$(39,740)	$(26,351)

Net Carrying Amount:
Customer contracts and relationships	$206,426	$219,203
Partnership management and operating contracts	4,004	4,394
Non-compete agreement	445	667

	$210,875	$224,264

Amortization expense on intangible assets was $6.7 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively, and $13.4 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2008-$26.8 million; 2009-$26.5 million; 2010-$26.3 million; 2011-$26.2 million; and 2012-$25.7 million.

Goodwill

ATN and APL have recognized goodwill recorded in connection with consummated acquisitions (see Note 3). SFAS No. 142 requires that goodwill is not amortized, but instead evaluated for impairment at least annually by comparing reporting unit fair values to carrying values. The evaluation of impairment under SFAS No. 142 requires the use of projections, estimates and assumptions as to the future performance of ATN’s and APL’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to ATN’s and APL’s assumptions and, if required, recognition of an impairment loss. ATN’s and APL’s tests of goodwill at December 31, 2007 resulted in no impairment and no impairment indicators have been noted as of June 30, 2008. ATN and APL will continue to evaluate its goodwill at least annually and if impairment indicators arise, and will reflect the impairment of goodwill, if any, within the Company’s consolidated statement of operations for the period in which the impairment is indicated. The changes in the carrying amount of goodwill for the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Balance, beginning of period	$744,449	$98,607
Post-closing purchase price adjustment with seller and purchase price allocation adjustment – Chaney Dell and Midkiff/Benedum systems acquisition	(2,217)	—
Recovery of state sales tax initially paid on transaction – Chaney Dell and Midkiff/Benedum systems acquisition	(30,206)	—

Balance, end of period	$712,026	$98,607

During the fourth quarter 2007 and first quarter of 2008, APL adjusted its preliminary purchase price allocation for the acquisition of its Chaney Dell and Midkiff/Benedum systems since its July 2007 acquisition date by increasing the estimated amount allocated to goodwill and intangible assets and reducing amounts initially allocated to property, plant and equipment (see Note 3 and Note 4). Also, in April 2008, APL received a $30.2 million cash reimbursement for sales tax initially paid on its transaction to acquire the Chaney Dell and Midkiff/Benedum systems in July 2007. The $30.2 million was initially capitalized as an acquisition cost and allocated to the assets acquired, including goodwill, based upon their estimated fair values at the date of acquisition. Based upon the reimbursement of the sales tax paid in April 2008, APL reduced goodwill recognized in connection with the acquisition.

New and Recently Adopted Accounting Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. The Company will apply the requirements of FSP EITF 03-6-1 upon its adoption on January 1, 2009 and it does not believe the adoption of FSP EITF 03-6-1 will have a material impact on its financial position or results of operations

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the sources of accounting principles into a Generally Accepted Accounting Principles (“GAAP”) hierarchy in order of authority. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not have an impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141(R), “Business Combinations” (SFAS No. 141(R)). FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset should be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements should be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company will apply the requirements of FSP FAS 142-3 upon its adoption on January 1, 2009 and it does not believe the adoption of FSP FAS 142-3 will have a material impact on its financial position or results of operations.

In March 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), an update of EITF No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF No. 03-6”). EITF No. 07-4 requires the calculation of a Master Limited Partnership’s net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners. EITF No. 07-4 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years, and requires retrospective application of the guidance to all periods presented. Early adoption is prohibited. The Company’s subsidiaries, APL, AHD and ATN, do not believe the adoption of EITF No. 07-4 will have any impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on the disclosures regarding its derivative instruments.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported, and disclosed on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS No. 160 upon its adoption on January 1, 2009 and is currently evaluating whether SFAS No. 160 will have an impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), however retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS No. 141 (R)

requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS No. 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS No. 141(R) will have an impact on its financial position or results of operations.

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

In connection with this acquisition, APL reached an agreement with Pioneer, which currently holds a 27.2% undivided joint venture interest in the Midkiff/Benedum system, whereby Pioneer has an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system, which began on June 15, 2008 and ends on November 1, 2008, and an additional 7.4% interest beginning on June 15, 2009 and ending on November 1, 2009 (the aggregate 22.0% additional interest can be entirely purchased during the period beginning June 15, 2009 and ending on November 1, 2009). If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49.2%. Pioneer would pay approximately $230 million, subject to certain adjustments, for the additional 22% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercises the purchase options. As of August 8, 2008, APL has received no indication that Pioneer will exercise either of its options under the agreement.

APL funded the purchase price in part from the private placement of $1.125 billion of its common units to investors at a negotiated purchase price of $44.00 per unit. Of the $1.125 billion, $168.8 million of these units were purchased by AHD. AHD funded this purchased through the private placement of $168.8 million of its common units to investors. APL also received a capital contribution from AHD of $23.1 million in order for AHD to maintain its 2.0% general partner interest in APL. AHD funded this capital contribution and the underwriting fees and other transaction costs related to its private placement of common units through borrowings under its revolving credit facility of $25.0 million (see Note 7). AHD, which holds all of the incentive distribution rights of APL as general partner, has also agreed to allocate up to $5.0 million of its incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter. AHD also agreed that the resulting allocation of incentive distribution rights back to APL would be after AHD receives the initial $3.7 million per quarter of incentive distribution rights through the quarter ended December 31, 2007, and $7.0 million per quarter thereafter (see Note 15). APL funded the remaining purchase price from $830.0 million of proceeds from a senior secured term loan which matures in July 2014 and borrowings from its senior secured revolving credit facility that matures in July 2013 (see Note 7).

APL’s acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The following table presents the purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed in the acquisition, based on their fair values at the date of the acquisition (in thousands):

Accounts receivable	$745
Prepaid expenses and other	4,587
Property, plant and equipment	1,030,464
Intangible assets – customer relationships	205,312
Goodwill	613,420

Total assets acquired	1,854,528
Accounts payable and accrued liabilities	(1,499)

Net cash paid for acquisition	$1,853,029

APL recorded goodwill in connection with this acquisition as a result of Chaney Dell’s and Midkiff/Benedum’s significant cash flow and strategic industry position. In April 2008, APL received a $30.2 million cash reimbursement for state sales tax initially paid on its transaction to acquire the Chaney Dell and Midkiff/Benedum systems. The $30.2 million was initially capitalized as an acquisition cost and allocated to the assets acquired, including goodwill, based upon their estimated fair values at the date of acquisition. Based upon the reimbursement of the sales tax paid in April 2008, APL reduced goodwill recognized in connection with the acquisition. The results of Chaney Dell’s and Midkiff/Benedum’s operations are included within the Company’s consolidated financial statements from the date of acquisition.

ATN’s DTE Gas and Oil Company Acquisition

On June 29, 2007, ATN acquired all of the outstanding equity interests of DTE Gas & Oil Company (“DGO”) from DTE Energy Company (NYSE: DTE) and MCN Energy Enterprises for $1.273 billion, including adjustments for working capital of $15.0 million and current year capital expenditures of $19.0 million. Assets acquired include interests in approximately 2,150 natural gas wells with estimated proved reserves of approximately 610.6 billion cubic feet of natural gas equivalents located in the northern lower peninsula of Michigan, 228,000 developed acres, and 66,000 undeveloped acres. With this acquisition, the Company increased its natural gas and oil production as well as entered into a new region that offers additional opportunities to expand its operations. Subsequent to the acquisition of DGO, the Company changed DGO’s name to Atlas Gas & Oil Company, LLC (“AGO”).

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

The following data presents pro forma revenue, net income (loss) and net income (loss) per share for the Company for the three and six months ended June 30, 2007 as if the ATN and APL acquisitions discussed above and related financing transactions had occurred on January 1, 2007. Actual financial data for the three and six month periods ended June 30, 2008 is also presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if ATN and APL had completed these acquisitions and financing transactions at the beginning of the periods shown below or the results that will be attained in the future (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$350,083	$423,982	$836,807	$762,742
Net income (loss)	$(7,771)	$24,207	$(1,349)	$12,014
Net income (loss) per share:
Basic	$(0.19)	$0.87	$(0.03)	$0.44

Diluted	$(0.19)	$0.86	$(0.03)	$0.44

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

The following is a summary of property, plant and equipment (in thousands):

	June 30, 2008	December 31, 2007	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,093,963	$1,043,687
Wells and related equipment	852,436	752,184

Total proved properties	1,946,399	1,795,871
Unproved properties	8,065	16,380
Support equipment	11,401	6,936

Total natural gas and oil properties	1,965,865	1,819,187
Pipelines, processing and compression facilities	1,782,599	1,638,845	15 – 40
Rights of way	170,655	168,359	20 – 40
Land, buildings and improvements	23,913	21,742	10 – 40
Other	20,118	17,730	3 – 10

	3,963,150	3,665,863
Less – accumulated depreciation, depletion and amortization	(297,885)	(223,827)

	$3,665,265	$3,442,036

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

NOTE 5 – OTHER ASSETS

The following is a summary of other assets (in thousands):

	June 30, 2008	December 31, 2007
Deferred finance costs, net of accumulated amortization of $18,396 and $14,213 at June 30, 2008 and December 31, 2007, respectively	$42,935	$26,118
Investments	11,811	12,061
Security deposits	2,873	2,630
Long-term derivative receivable	2,114	6,882
Other	13	278

	$59,746	$47,969

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 7). In June 2008, APL recorded $1.2 million for accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan with a portion of the net proceeds from its issuance of senior notes (see Note 7).

Long-term derivative receivable from drilling partnerships represents the portion of long-term unrealized derivative loss on contracts that has been allocated to the drilling partnerships based on their share of total production volume sold. ATN also has a $50.4 million and $0.2 million short-term derivative receivable from drilling partnerships as of June 30, 2008 and December 31, 2007, respectively, representing the short-term unrealized derivative loss on contracts that have been allocated to them, which is included as part of the Company’s accounts receivable on its consolidated balance sheets.

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

A reconciliation of the ATN’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Asset retirement obligations, beginning of period	$43,801	$27,590	$42,358	$26,726
Liabilities acquired (See Note 3)	—	13,415	—	13,415
Liabilities incurred	858	507	1,640	1,027
Liabilities settled	—	—	(2)	(21)
Accretion expense	675	280	1,338	645

Asset retirement obligations, end of period	$45,334	$41,792	$45,334	$41,792

The above accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of operations and the asset retirement obligation liabilities are included in other long-term liabilities in the Company’s consolidated balance sheets.

NOTE 7 — DEBT

Total debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007
ATN revolving credit facility	$360,000	$740,000
ATN 10.75 % senior notes – due 2018	407,021	—
AHD revolving credit facility	31,000	25,000
APL revolving credit facility	20,000	105,000
APL term loan	707,180	830,000
APL 8.125 % senior notes – due 2015	294,338	294,392
APL 8.75 % senior notes – due 2018	250,000	—
Other debt	28	64

	2,069,567	1,994,456
Less current maturities	(28)	(64)

Total long-term debt	$2,069,539	$1,994,392

ATN Revolving Credit Facility

Upon the closing of its acquisition of DTE Gas & Oil (See Note 3), ATN replaced its credit facility with a new 5-year credit facility with an initial borrowing base of $850.0 million with a syndicate of banks. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in ATN’s oil and gas reserves and also reduced by 25% of the amount of any issuance of senior unsecured notes by ATN. The borrowing base at June 30, 2008 was $697.5 million. Up to $50.0 million of the facility may be in the form of standby letters of credit. The facility is secured by substantially all of ATN’s assets and is guaranteed by each of ATN’s subsidiaries (other than Anthem Securities, Inc.) and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at ATN’s option. At June 30, 2008, the weighted average interest rate on outstanding borrowings was 3.78%.

The base rate for any day equals the higher of the federal funds rate plus 0.50% or the J.P. Morgan prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. The applicable margin ranges from 0.0% to 0.75% for base rate loans and 1.00% to 1.75% for LIBOR loans.

The credit facility requires ATN to maintain specified financial ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) as disclosed in the credit agreement. In addition, the credit agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The credit agreement limits the distributions payable by ATN if an event of default has occurred and is continuing or would occur as a result of such distribution. ATN is in compliance with these covenants as of June 30, 2008. The facility terminates in June 2012, when all outstanding borrowings must be repaid. At June 30, 2008 and December 31, 2007, $360.0 million and $740.0 million, respectively, were outstanding under this facility. In addition, letters of credit of $1.2 million and $1.1 million were outstanding at each date, which are not reflected as borrowings on the Company’s consolidated balance sheets.

ATN Senior Notes

In January 2008, ATN completed a private placement of $250.0 million of its 10.75% senior unsecured notes (“Senior Notes”) due 2018 to institutional buyers pursuant to rule 144A. under the Securities Act of 1933. In May 2008 ATN issued an additional $150.0 million of senior notes at 104.75% to par to yield 9.85% to the par call on February 1, 2016. ATN intends to treat these issuances as a single class of debt securities. ATN received proceeds of approximately $398.0 million from these offerings, including a $7.1 million premium and net of $9.2 million in underwriting fees. In addition, ATN received approximately $4.7 million related to accrued interest. ATN used the net proceeds to reduce the balance outstanding on its revolving credit facility. Interest on the senior notes is payable semi-annually in arrears on February 1 and August 1 of each year. The senior notes are redeemable at any time at specified redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, before February 1, 2011, ATN may redeem up to 35% of the aggregate principal amount of the senior notes with the proceeds of equity offerings at a stated redemption price. The senior notes are also subject to repurchase by ATN at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if ATN does not reinvest the net proceeds within 360 days. The senior notes are junior in right of payment to ATN’s secured debt, including its obligations under its credit facility. The indenture governing the senior notes contains covenants, including limitations of ATN’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets.

AHD Credit Facility

AHD has a $50.0 million revolving credit facility with a syndicate of banks. At June 30, 2008, AHD had $31.0 million outstanding under its revolving credit facility, which was utilized to fund its capital contribution to APL to maintain its 2.0% general partner interest, underwriter fees and other transaction costs related to its July 2007 private placement of common units (see Note 3). AHD’s credit facility matures in April 2010 and bears interest, at its option, at either (i) adjusted LIBOR (plus the applicable margin, as defined in the credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding credit facility borrowings at June 30, 2008 was 4.6%. Borrowings under AHD’s credit facility are secured by a first-priority lien on a security interest in all of AHD’s assets, including a pledge of its interests in APL, and are guaranteed by AHD’s subsidiaries (excluding APL and its subsidiaries). AHD’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to AHD’s unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of AHD’s property or assets, including the sale or transfer of interests in its subsidiaries. AHD is in compliance with these covenants as of June 30, 2008.

The events which constitute an event of default under AHD’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against AHD in excess of a specified amount, a change of control of us, AHD’s general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect. AHD’s credit facility requires it to maintain a combined leverage ratio, defined as the ratio of the sum of (i) AHD’s funded debt (as defined in its credit facility) and (ii) APL’s funded debt (as defined in APL’s credit facility) to APL’s EBITDA (as defined in APL’s credit facility) of not more than 5.5 to 1.0. In addition, AHD’s credit facility requires it to maintain a funded debt (as defined in its credit facility) to EBITDA ratio of not more than 3.5 to 1.0; and an interest coverage ratio (as defined in its credit facility) of not less than 3.0 to 1.0. AHD’s credit facility defines EBITDA for any period of four fiscal quarters as the sum of (i) four times the amount of cash distributions payable with respect to the last fiscal quarter in such period by APL to AHD in respect of AHD’s general partner interest, limited partner interest and incentive distribution rights in APL and (ii) AHD’s consolidated net income (as defined in its credit facility and as adjusted as provided in its credit facility). As of June 30, 2008, AHD’s combined leverage ratio was 4.7 to 1.0, its funded debt to EBITDA was 0.7 to 1.0, and its interest coverage ratio was 28.5 to 1.0.

AHD may borrow under its credit facility (i) for general business purposes, including for working capital, to purchase debt or limited partnership units of APL, to fund general partner contributions from it to APL and to make permitted acquisitions, (ii) to pay fees and expenses related to its credit facility and (iii) for letters of credit.

APL Term Loan and Credit Facility

At June 30, 2008, APL had a senior secured credit facility with a syndicate of banks which consists of a term loan maturing in July 2014 and a $380.0 revolving credit facility which matures in July 2013. Borrowings under the APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding APL revolving credit facility borrowings at June 30, 2008 was 4.4%, and the weighted average interest rate on the outstanding APL term loan borrowings at June 30, 2008 was 5.2%. Up to $50.0 million of the APL credit facility may be utilized for letters of credit, of which $22.0 million was outstanding at June 30, 2008. These outstanding letter of credit amounts were not reflected as borrowings on the Company’s consolidated balance sheet.

On June 12, 2008, APL entered into an amendment to its revolving credit facility and term loan agreement to revise the definition of “Consolidated EBITDA” to provide for the add-back of charges relating to APL’s early termination of certain crude oil derivative contracts (see Note 8) in calculating its Consolidated EBITDA. On June 27, 2008, APL repaid $122.8 million of its outstanding term loan and repaid $120.0 million of outstanding borrowings under the credit facility with proceeds from its issuance of $250.0 million of 10-year, 8.75% senior unsecured notes (see “—Senior Notes”). Additionally, on June 27, 2008 APL’s lenders increased their commitments for its revolving credit facility by $80.0 million to $380.0 million.

Borrowings under the APL credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the Chaney Dell and Midkiff/Benedum joint ventures, and by the guaranty of each of its consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is in compliance with these covenants as of June 30, 2008. Mandatory prepayments of the amounts borrowed under the term loan portion of the credit facility are required from the net cash proceeds of debt issuances, and of dispositions of assets that exceed $50.0 million in the aggregate in any fiscal year that are not reinvested in replacement assets within 360 days. In connection with the new credit facility, APL agreed to remit an underwriting fee to the lead underwriting bank of the credit facility of 0.75% of the aggregate principal amount of the term loan outstanding on January 23, 2008. In January 2008, APL and the underwriting bank agreed to extend the agreement through June 30, 2008. In June 2008, APL and the underwriting bank agreed to extend the agreement through November 30, 2008 and amend the underwriting fee to be 0.50% of the aggregate principal amount of the term loan outstanding as of that date.

The events which constitute an event of default for APL’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against APL in excess of a specified amount, and a change of control of APL’s General Partner. APL’s credit facility requires it to maintain a ratio of funded debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) ratio of not more than 5.25 to 1.0, and an interest coverage ratio (as defined in the credit facility) of not less than 2.5 to 1.0, increasing to 2.75 to 1.0 commencing September 30, 2008. During a Specified Acquisition Period (as defined in the credit facility), for the first 2 full fiscal quarters subsequent to the closing of an acquisition with total consideration in excess of $75.0 million, the ratio of funded debt to EBITDA will be permitted to step up to 5.75 to 1.0. As of June 30, 2008, APL’s ratio of funded debt to EBITDA was 4.6 to 1.0 and its interest coverage ratio was 3.5 to 1.0.

APL Senior Notes

At June 30, 2008, APL had $250.0 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $293.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with $0.8 million of unamortized premium received as of June 30, 2008. The APL 8.75% Senior Notes were issued on June 27, 2008 in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $244.9 million, after underwriting commissions and other transaction costs. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. A similar redemption option exists prior to December 15, 2008 with respect to the APL 8.125% Senior Notes. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of June 30, 2008.

In connection with the issuance of the APL 8.75% Senior Notes, APL entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the Securities and Exchange Commission for the APL 8.75% Senior Notes, (b) cause the exchange offer registration statement to be declared effective by the Securities and Exchange Commission, and (c) cause the exchange offer to be consummated by February 23, 2009. If APL does not meet the aforementioned deadline, the APL 8.75% Senior Notes will be subject to additional interest, up to 1% per annum, until such time that APL has caused the exchange offer to be consummated.

NOTE 8 — DERIVATIVE INSTRUMENTS

APL and ATN use a number of different derivative instruments, principally swaps and options, in connection with its commodity price and interest rate risk management activities. The Company and its subsidiaries enter into financial swap and option instruments to hedge its forecasted natural gas, NGLs, crude oil and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Its subsidiaries also enter into financial swap instruments to hedge certain portions of its floating interest rate debt against the variability in market interest rates. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs, crude oil and condensate is sold or interest payments on the underlying debt instrument is due. Under swap agreements, the Company and its subsidiaries receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas, NGLs, crude oil and condensate at a fixed price for the relevant contract period. These financial swap and option instruments are generally classified as cash flow hedges in accordance with SFAS No. 133.

The Company and its subsidiaries formally document all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity and interest derivative contracts to the forecasted transactions. The Company and its subsidiaries assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Company and its subsidiaries will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the Company and its subsidiaries through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Company’s consolidated statements of operations. For derivatives qualifying as hedges, the Company and its subsidiaries recognize the effective portion of changes in fair value in stockholders’ equity as accumulated other comprehensive income (loss), and reclassifies the portion relating to commodity derivatives to gas and oil production revenues for ATN derivatives, gathering, transmission and processing revenues for APL derivatives, and the portion relating to interest rate derivatives to interest expense within the company’s consolidated statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Company and its subsidiaries recognize changes in fair value within gain (loss) on mark-to-market derivatives in its consolidated statements of operations as they occur.

Derivatives are recorded on the Company’s consolidated balance sheet as assets or liabilities at fair value. At June 30, 2008 and December 31, 2007, the Company reflected net derivative liabilities on its consolidated balance sheets of $938.2 million and $224.0 million, respectively. Of the $102.6 million of net loss in accumulated other comprehensive loss within stockholders’ equity on the Company’s consolidated balance sheet at June 30, 2008, if the fair values of the instruments remain at current market values, the Company will reclassify $44.7 million of losses to the Company’s consolidated statements of operations over the next twelve month period as these contracts expire, consisting of $39.7 million of losses primarily to gas and oil production revenues, $5.0 million of losses to gathering, transmission and processing revenues, and $0.3 million of gains to interest expense. Aggregate losses of $57.9 million will be reclassified to the Company’s consolidated statements of operations in later periods as these remaining contracts expire, consisting of $53.8 million of losses to gas and oil production revenues, $4.5 million of losses to gathering, transmission and processing revenues, and $0.4 million of losses to interest expense. Actual amounts that will be reclassified will vary as a result of future price changes.

Atlas Energy. In May 2007, ATN signed a definitive agreement to acquire AGO (see Note 3). In connection with the financing of this transaction, ATN agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas volumes for no less than three years from the closing date of the transaction. During May 2007, ATN entered into derivative instruments to hedge 80% of the projected production of the assets to be acquired as required under the financing agreement. The production volume of the assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the assets had not yet been completed. Accordingly, ATN recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within natural gas and oil production revenues in the Company’s consolidated statements of operations. ATN recognized non-cash income of $26.3 million within gain (loss) on mark-to-market derivatives in the consolidated statements of operations for the second quarter 2007 related to the change in value of these derivatives from May 22, 2007 to June 28, 2007. Upon closing of the acquisition on June 29, 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS No. 133 and ATN evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

ATN recognized gains (losses) on settled contracts covering natural gas production of $(4.8) million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively, and $1.7 million and $4.7 million for the six months ended June 30, 2008 and 2007, respectively. ATN recognized losses on settled oil production of $32,500 for the three and six months ended June 30, 2008. There were no gains (losses) on oil settlements for the three months and six months ended June 30, 2007. ATN recognized losses on settled swaps of $114,000 and $23,000 for the three months and six months ended June 30, 2008, respectively. ATN did not enter into any interest rate swaps in the three months or six months ended June 30, 2007. As the underlying prices and terms in ATN’s hedge contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months and six months ended June 30, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

As of June 30, 2008, ATN had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Asset/(Liability)(1)
				(in thousands)
January 2008 - January 2011	$150,000,000	Pay 3.11% —Receive LIBOR	2008	$(382)
			2009	500
			2010	1,700

				$1,818

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(MMbtu)	(per MMbtu)	(in thousands) (1)
2008	19,780,000	$8.77	$(92,642)
2009	37,760,000	$8.54	(142,381)
2010	26,360,000	$8.11	(76,701)
2011	18,680,000	$7.90	(48,669)
2012	13,800,000	$8.20	(31,255)
2013	1,500,000	$8.73	(2,700)

			$(394,348)

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Strike Price	Fair Value Liability
		(MMbtu)	(per MMbtu)	(in thousands) (1)
2008	Puts purchased	780,000	$7.50	$—
2008	Calls sold	780,000	$9.40	(3,193)
2010	Puts purchased	2,880,000	$7.75	—
2010	Calls sold	2,880,000	$8.75	(7,336)
2011	Puts purchased	7,200,000	$7.50	—
2011	Calls sold	7,200,000	$8.45	(16,536)
2012	Puts purchased	720,000	$7.00	—
2012	Calls sold	720,000	$8.37	(1,685)

				$(28,750)

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(barrels)	(per barrel)	(in thousands) (2)
2008	43,400	$104.24	$(1,536)
2009	58,900	$99.92	(2,324)
2010	48,900	$97.31	(1,863)
2011	40,400	$96.43	(1,450)
2012	33,500	$95.99	(1,138)
2013	9,000	$95.95	(296)

			$(8,607)

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Strike Price	Fair Value Liability
		(barrels)	(per barrel)	(in thousands) (2)
2008	Puts purchased	22,500	$85.00	$—
2008	Calls sold	22,500	$127.00	(358)
2009	Puts purchased	36,500	$85.00	—
2009	Calls sold	36,500	$118.63	(1,058)
2010	Puts purchased	31,000	$85.00	—
2010	Calls sold	31,000	$112.92	(973)
2011	Puts purchased	27,000	$85.00	—
2011	Calls sold	27,000	$110.81	(825)
2012	Puts purchased	21,500	$85.00	—
2012	Calls sold	21,500	$110.06	(634)
2013	Puts purchased	6,000	$85.00	—
2013	Calls sold	6,000	$110.09	(173)

				$(4,021)

	Total ATN net derivative liablity			$(433,908)

(1)	Fair value based on forward NYMEX natural gas prices, as applicable.

(2)	Fair value based on forward WTI crude oil prices, as applicable.

Atlas Pipeline. During June 2008, APL made net payments of $170.4 million related to the early termination of crude oil derivative contracts that it entered into as proxy hedges for the prices received on the ethane and propane portion of its NGL equity volume. These derivative contracts were put into place simultaneously with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to production periods ranging from the end of the second quarter of 2008 through the fourth quarter of 2009. During the three and six months ended June 30, 2008, the Company recognized a derivative expense of $162.1 million related to APL’s termination of these derivative instruments, including a non-cash portion of $46.3 million, within loss on mark-to-market derivatives on the Company’s consolidated statements of operations. The Company also recognized a cash derivative expense of $0.3 million related to APL’s termination of these derivative instruments within natural gas and liquids revenue on its consolidated statement of operations. During July 2008, APL paid an additional $93.6 million related to the early termination of its crude oil derivative contracts that relate to production periods through the end of 2009 (see Note 19).

In May 2008, AHD entered into an interest rate derivative contract having an aggregate notional principal amount of $25.0 million, which were designated as cash flow hedges. Under the terms of agreement, AHD will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of its revolving credit facility (see Note 7), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. This derivative effectively converts $25.0 million of AHD’s floating rate debt under its revolving credit facility to fixed-rate debt. The interest rate swap agreement began on May 30, 2008 and expires on May 28, 2010.

At June 30, 2008, APL has interest rate derivative contracts having aggregate notional principal amounts of $450.0 million, which were designated as cash flow hedges. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its revolving credit facility (see Note 7), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. These derivatives effectively convert $450.0 million of APL’s floating rate debt under its term loan and revolving credit facility to fixed-rate debt. The APL interest rate swap agreements are effective as of June 30, 2008 and expire during periods ranging from January 30, 2010 through April 30, 2010.

In June 2007, APL signed definitive agreements to acquire control of the Chaney Dell and Midkiff/Benedum systems (see Note 3). In connection with certain additional agreements entered into to finance this transaction, APL agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, APL entered into derivative instruments to hedge 80% of the projected production of the Anadarko Assets to be acquired as required under the financing agreements. The production volume of the Anadarko Assets to be acquired was not considered to be “probable forecasted production” under SFAS 133 at the date these derivatives were entered into because the acquisition of the Anadarko Assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within gain (loss) on mark-to-market derivatives in the Company’s consolidated statements of operations. APL recognized a non-cash loss of $18.8 million related to the change in value of derivatives entered into specifically for the Chaney Dell and Midkiff/Benedum systems from the time the derivative instruments were entered into to the date of closing of the acquisition during the second quarter 2007. Upon closing of the acquisition in July 2007, the production volume of the Anadarko Assets acquired was considered “probable forecasted production” under SFAS 133. APL designated many of these instruments as cash flow hedges and evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS 133.

In connection with its Chaney Dell and Midkiff/Benedum acquisition, APL reached an agreement with Pioneer granting it an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system, which began on June 15, 2008 and ends on November 1, 2008, and an additional 7.4% interest beginning on June 15, 2009 and ending on November 1, 2009 (the aggregate 22.0% additional interest can be entirely purchased during the period beginning June 15, 2009 and ending on November 1, 2009; see Note 3). As of August 8, 2008, APL has received no indication that Pioneer will exercise either of its options under the agreement. If Pioneer does exercise either of these options, APL will discontinue hedge accounting for the derivative instruments covering the portion of the forecasted production of the Midkiff/Benedum system sold to Pioneer and will evaluate these derivative instruments to determine if they can be documented to match other forecasted production APL may have.

The following table summarizes APL’s derivative activity for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss from cash settlement of qualifying hedge instruments(1)	$(33,152)	$(7,650)	$(50,795)	$(10,697)
Gain/(loss) from change in market value of non-qualifying derivatives(2)	(136,736)	(18,835)	(207,932)	(20,137)
Gain/(loss) from change in market value of ineffective portion of qualifying derivatives(2)	1,934	(9,714)	(3,726)	(10,689)
Loss from cash settlement of non-qualifying derivatives(2)	(184,564)	—	(196,489)	—
Loss from cash settlement of interest rate derivatives(3)	(207)	—	(207)	—

(1)	Included within transmission, gathering and processing revenue on the Company’s consolidated statements of operations.

(2)	Included within loss on mark-to-market derivatives on the Company’s consolidated statements of operations.

(3)	Included within interest expense on the Company’s consolidated statements of operations.

As of June 30, 2008, AHD had the following interest rate derivatives:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Asset/ (Liability)(1)
				(in thousands)
May 2008 - May 2010	$25,000,000	Pay 3.01% —Receive LIBOR	2008	$(48)
			2009	89
			2010	133

		Total AHD net derivative asset		$174

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

As of June 30, 2008, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Asset/ (Liability)(1)
				(in thousands)
January 2008 - January 2010	$200,000,000	Pay 2.88% —Receive LIBOR	2008	$(250)
			2009	977
			2010	170

				$897

April 2008 - April 2010	$250,000,000	Pay 3.14% —Receive LIBOR	2008	$(635)
			2009	589
			2010	726

				$680

Natural Gas Liquids Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(2)
	(gallons)	(per gallon)	(in thousands)
2008	14,868,000	$0.697	$(13,921)
2009	8,568,000	$0.746	(7,069)

			$(20,990)

Crude Oil Sales Options (associated with NGL volume)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset/ (Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2008	600,000	40,068,000	$60.00	$4	Puts purchased
2008	(126,000)	11,219,040	$127.55	(962)	Puts sold(4)
2008	(126,000)	(11,219,040)	$140.00	1,821	Calls purchased(4)
2008	946,800	51,529,968	$80.13	(57,308)	Calls sold
2009	(1,056,000)	94,026,240	$126.05	(11,425)	Puts sold(4) (5)
2009	(1,056,000)	(94,026,240)	$143.00	18,033	Calls purchased(4) (5)
2009	3,636,000	219,602,880	$79.51	(215,989)	Calls sold(5)
2010	3,127,500	202,370,490	$81.09	(176,190)	Calls sold
2011	606,000	32,578,560	$95.56	(26,751)	Calls sold
2012	450,000	24,192,000	$97.10	(18,820)	Calls sold

				$(487,587)

Natural Gas Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(mmbtu)(6)	(per mmbtu) (6)	(in thousands)
2008	2,742,000	$8.823	$(12,942)
2009	5,724,000	$8.611	(22,102)
2010	4,560,000	$8.526	(12,744)
2011	2,160,000	$8.270	(5,423)
2012	1,560,000	$8.250	(3,888)

			$(57,099)

Natural Gas Basis Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(mmbtu)(6)	(per mmbtu) (6)	(in thousands)
2008	2,742,000	$(0.744)	$2,605
2009	5,724,000	$(0.558)	2,706
2010	4,560,000	$(0.622)	1,048
2011	2,160,000	$(0.664)	37
2012	1,560,000	$(0.601)	27

			$6,423

Natural Gas Purchases – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price		Fair Value Asset(3)
	(mmbtu)(6)	(per mmbtu) (6)		(in thousands)
2008	8,130,000	$9.001	(7)	$37,081
2009	15,564,000	$8.680		59,019
2010	8,940,000	$8.580		25,632
2011	2,160,000	$8.270		5,423
2012	1,560,000	$8.250		3,888

				$131,043

Natural Gas Basis Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset/ (Liability)(3)
	(mmbtu)(6)	(per mmbtu) (6)	(in thousands)
2008	8,130,000	$(1.114)	$(8,045)
2009	15,564,000	$(0.654)	(9,633)
2010	8,940,000	$(0.600)	(2,638)
2011	2,160,000	$(0.700)	116
2012	1,560,000	$(0.610)	58

			$(20,142)

Crude Oil Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(barrels)	(per barrel)	(in thousands)
2008	25,200	$60.427	$(2,031)
2009	33,000	$62.700	(2,578)

			$(4,609)

Crude Oil Participating Swaps for NGLs(8)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset (3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2008	126,000	11,219,040	$137.00	$748	Participating swaps

Crude Oil Sales Options

Production Period Ended December 31,	Volumes	Average Strike Price	Fair Value Liability(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2008	10,800	$60.000	$—	Puts purchased
2008	138,000	$78.055	(8,615)	Calls sold
2009	306,000	$80.017	(23,574)	Calls sold
2010	234,000	$83.027	(15,633)	Calls sold
2011	72,000	$87.296	(3,583)	Calls sold
2012	48,000	$83.944	(2,409)	Calls sold

			$(53,814)

Total APL net derivative liability			$(504,450)

Total net derivative liability			$(938,184)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(4)

Puts sold and calls purchased in 2008 and 2009 represent collars entered into by APL as offsetting positions for the calls sold related to ethane and propane production. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

(5)	A portion of these positions were paid off by APL during July 2008 as a result of APL’s early termination of crude oil derivative contracts (see Note 19).

(6)	Mmbtu represents million British Thermal Units.

(7)	Includes APL’s premium received from its sale of an option for it to sell 468,000 mmbtu of natural gas for the year ended December 31, 2008 at $15.50 per mmbtu.

(8)	Represents APL’s derivative instruments that combine a swap and a put option with the same strike price.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company uses the fair value methodology outlined in SFAS No. 157 to value the assets and liabilities recorded at fair value, including ATN’s and APL’s commodity hedges and interest rate swaps (see Note 8) and the Company’s Supplemental Employment Retirement Plan (“SERP”) (see Note 17). ATN’s and APL’s commodity hedges, with the exception of APL’s NGL fixed price swaps and crude oil collars are calculated based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. ATN’s and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model, and are therefore defined as Level 2 fair value measurements. The Company’s SERP is calculated based on observable actuarial inputs developed by a third-party actuary, and therefore is defined as a Level 2 fair value measurement. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of natural gas, crude oil, and propane prices, and therefore are defined as Level 3 fair value measurements. Valuations for APL’s crude oil options (including those associated with NGL sales) are based on forward price curves developed by the related financial institution based upon current quoted prices for crude oil futures, and therefore are defined as Level 3 fair value measurements. In accordance with SFAS No. 157, the following table represents the Company’s assets and liabilities recorded at fair value as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
SERP liability	$—	$(2,912)	$—	$(2,912)
Interest rate swap-based derivatives	—	3,569	—	3,569
APL commodity-based derivatives	—	55,616	(561,643)	(506,027)
ATN commodity-based derivatives	—	(435,726)	—	(435,726)

Total	$—	$(379,453)	$(561,643)	$(941,096)

APL’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and crude oil options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments as of June 30, 2008 (in thousands):

	NGL Fixed Price Swaps	Crude Oil Sales Options (assoc. with NGL Volume)	Crude Oil Sales Options	Total
Balance – December 31, 2007	$(33,624)	$(24,740)	$(145,418)	$(203,782)
New options contracts	—	—	(8,215)	(8,215)
Cash settlements from unrealized gain(1)	1,142	3,157	215,717	220,016
Cash settlements from other comprehensive income (loss) (1)	20,048	4,201	11,969	36,218
Net change in unrealized gain (loss) (2)	(1,005)	2,513	(425,381)	(423,873)
Deferred option premium recognition	—	(6,776)	(35,205)	(41,981)
Net change in other comprehensive loss	(7,551)	(32,169)	(100,306)	(140,026)

Balance – June 30, 2008	$(20,990)	$(53,814)	$(486,839)	$(561,643)

(1)	Included within transmission, gathering and processing revenue on the Company’s consolidated statements of operations.

(2)	Included within loss on mark-to-market derivatives on the Company’s consolidated statements of operations.

NOTE 10 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

Relationship with Resource America, Inc. On June 30, 2005, Resource America, Inc. (“RAI”) completed its spin-off of the Company. The Company reimburses RAI for various costs and expenses it incurs on behalf of the Company, primarily payroll and rent. For the three months ended June 30, 2008 and 2007, these costs totaled $184,000 and $221,000, respectively, and for the six months ended June 30, 2008 and 2007, these costs totaled $434,000 and $529,000, respectively.

As of June 30, 2008 and December 31, 2007, certain operating expenditures totaling $123,000 and $58,000, respectively, which remain to be settled between the Company and RAI, are reflected in the Company’s consolidated balance sheets as advances from affiliate.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

General Commitments. The Company, through ATN, is the managing general partner of various energy partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of partnership assets. Subject to certain conditions, investor partners in certain energy partnerships have the right to present their interests for purchase by ATN, as managing general partner. ATN is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the Company believes that any liability incurred would not be material.

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

As of June 30, 2008, the Company is committed to expend approximately $158.6 million on pipeline extensions, compressor station upgrades, and processing facility upgrades.

Legal Proceedings. On June 20, 2008, ATN’s wholly-owned subsidiary, Atlas America, LLC, was named as a co-defendant in the matter captioned CNX Gas Company, LLC (“CNX”) v. Miller Petroleum, Inc. (“Miller”), et al. (Chancery Court, Campbell County, Tennessee). In its complaint, CNX alleges that Miller breached a contract to assign to CNX certain leasehold rights (“Leases”) representing approximately 30,000 acres in Campbell County, Tennessee and that the Company and another defendant, Wind City Oil & Gas, LLC, interfered with the closing of this assignment on June 6, 2008. ATN purchased Leases from Miller for approximately $19.1 million. ATN acted in good faith and believes that the outcome of the litigation will be resolved in its favor.

ATN is a party to various routine legal proceeding arising in the ordinary course of its businesses.

Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 12 — INCOME TAXES

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

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies SFAS 109, the Company recognizes the financial statement benefit of a tax position after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater then 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitation remained open. During the quarter ended June 30, 2008, there were no additions, reductions or settlements in unrecognized tax benefits. The Company has no material uncertain tax positions and the implementation of FIN 48 did not have a significant impact on the consolidated financial statements of the Company.

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

NOTE 13 — COMMON STOCK

Stock splits

On April 22, 2008, the Company’s Board of Directors approved a 3-for-2 stock split of the Company’s common stock effected in the form of a 50% stock dividend. All shareholders of record as of May 21, 2008 received one additional share of common stock for every two shares of common stock held on that date. The additional shares of common stock were distributed on May 30, 2008. Information pertaining to shares and earnings per share has been restated for the three and six months ended June 30, 2008 in the accompanying financial statements and notes to the consolidated financial statements to reflect this split and the 2007 split.

On April 27, 2007, the Company’s Board of Directors approved a 3-for-2 stock split of the Company’s common stock effected in the form of a 50% stock dividend. All shareholders of record as of May 15, 2007 received one additional share of common stock for every two shares of common stock held on that date. The additional shares of common stock were distributed on May 25, 2007. Information pertaining to shares and earnings per share has been restated for the three and six months ended June 30, 2007 in the accompanying financial statements and notes to the consolidated financial statements to reflect this split.

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

NOTE 14 — ISSUANCE OF SUBSIDIARY UNITS

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

On June 24, 2008, APL sold 5,750,000 common limited partner units in a public offering at a price of $37.52 per unit, yielding net proceeds of approximately $206.6 million. Also on June 24, 2008, the Company purchased 308,109 AHD common units and 1,112,000 APL common limited partner units through a private placement transaction at a price of $32.50 and $36.02 per unit, respectively, for net proceeds of approximately $10.0 million and $40.1 million, respectively. AHD utilized the net proceeds from the sale to purchase 278,000 common units of APL, which in turn utilized the proceeds to partially fund the early termination of certain crude oil derivative agreements (see Note 8).

On May 16, 2008, ATN sold 2,070,000 of its Class B common units in a public offering yielding net proceeds of approximately $82.5 million. The net proceeds were used to repay a portion of ATN’s outstanding balance under its revolving credit facility. A gain of $17.7 million, net of an income tax provision of $8.7 million, in accordance with SAB 51 was recorded in consolidated equity as an increase to paid-in capital as well as a corresponding adjustment of $26.4 million to minority interest, during the six months ended June 30, 2008.

On May 5, 2008, the Company purchased 600,000 of ATN’s Class B common units in a private placement at $42.00 per common unit, increasing the Company’s ownership of ATN’s common units to 29,952,996 common units. ATN’s net proceeds of $25.2 million were used to repay a portion of its outstanding balance under its revolving credit facility.

In July 2007, APL sold 25,568,175 common units through a private placement to investors at a negotiated purchase price of $44.00 per unit, yielding net proceeds of approximately $1.125 billion. Of the 25,568,175 common units sold by APL, 3,835,227 common units were purchased by AHD for $168.8 million. APL also received a capital contribution from AHD of $23.1 million for AHD to maintain its 2.0% general partner interest in APL. AHD funded this capital contribution and other transaction costs through borrowings under its revolving credit facility of $25.0 million. APL utilized the net proceeds from the sale to partially fund the acquisition of control of the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and a 72.8% interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (see Note 3).

In July 2007, AHD issued 6,249,995 common units (an approximate 27% interest in it) for net proceeds of $167.0 million after offering costs in a private placement offering. In addition, in July 2007 APL issued 25,568,175 common units through a private placement to investors, of which 3,835,227 common units were purchased by AHD. A gain of $53.0 million, net of an income tax provision of $34.3 million, in accordance with SAB 51 was recorded in consolidated equity as an increase to paid-in capital as well as a corresponding adjustment of $87.3 million to minority interest, during the year ended December 31, 2007.

In June 2007, ATN issued 24,083,628 Class B common and Class D units (an approximate 31% interest in ATN at that time) for net proceeds of $597.5 million after offering costs in a private placement offering. A gain of $147.9 million, net of an income tax provision of $87.5 million, in accordance with SAB 51 was recorded in consolidated equity as an increase to paid-in capital as well as a corresponding adjustment of $235.4 million to minority interest, during the year ended December 31, 2007.

NOTE 15 — CASH DISTRIBUTIONS

Atlas Pipeline Partners Cash Distributions. APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and AHD, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, AHD will receive between 15% and 50% of such distributions in excess of the specified target levels. Distributions declared by APL for the period from January 1, 2007 through June 30, 2008 were as follows:

Date Cash Distribution Paid or Payable	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution to Common Limited Partners	Total APL Cash Distribution to AHD
			(in thousands)	(in thousands)
February 14, 2007	December 31, 2006	$0.86	$11,249	$4,193
May 15, 2007	March 31, 2007	$0.86	$11,249	$4,193
August 14, 2007	June 30, 2007	$0.87	$11,380	$4,326
November 14, 2007	September 30, 2007	$0.91	$35,205	$4,498
February 14, 2008	December 31, 2007	$0.93	$36,051	$5,092
May 15, 2008	March 31, 2008	$0.94	$36,450	$7,891
August 14, 2008(1)	June 30, 2008	$0.96	$44,095	$9,307

(1)	Declared subsequent to June 30, 2008 (see Note 19)

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

Atlas Pipeline Holdings Cash Distributions. AHD has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders. Distributions declared by AHD for the period from January 1, 2007 through June 30, 2008 were as follows:

Date Cash Distribution Paid or Payable	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to the Company
			(in thousands)
February 19, 2007	December 31, 2006	$0.25	$4,375
May 18, 2007	March 31, 2007	$0.25	$4,375
August 17, 2007	June 30, 2007	$0.26	$4,550
November 19, 2007	September 30, 2007	$0.32	$5,600
February 19, 2008	December 31, 2007	$0.34	$5,950
May 20, 2008	March 31, 2008	$0.43	$7,525
August 19, 2008(1)	June 30, 2008	$0.51	$9,082

(1)	Declared subsequent to June 30, 2008 (see Note 19)

Atlas Energy Resources Cash Distributions. Upon completion of its initial public offering, ATN adopted a cash distribution policy under which it distributes, within 45 days after the end of each quarter, all of its available cash (as defined in its limited liability agreement) for that quarter. Distributions declared by ATN and paid to the Company from inception are as follows:

Date Cash Distribution Paid or Payable	For Quarter Ended	Cash Distribution Per Common Unit		Total Cash Distribution to the Company	Manager Incentive Distribution Earned (3)
				(in thousands)	(in thousands)
February 14, 2007	December 31, 2006	$0.06	(1)	$1,806	$—
May 15, 2007	March 31, 2007	$0.43		$12,944	$—
August 14, 2007	June 30, 2007	$0.43		$12,944	$—
November 14, 2007	September 30, 2007	$0.55		$16,825	$784
February 14, 2008	December 31, 2007	$0.57		$17,437	$965
May 15, 2008	March 31, 2008	$0.59		$18,410	$1,214
August 14, 2008(2)	June 30, 2008	$0.61		$19,060	$1,687

(1)	Represents a pro-rated cash distribution of $0.42 per unit for the period from December 18, 2006, the date of ATN’s initial public offering, through December 31, 2006.

(2)	Declared subsequent to June 30, 2008 (see Note 19).

(3)	Payable to the Company in 2010, provided ATN meets certain criteria within its partnership agreements.

NOTE 16 — INVESTMENT IN LIGHTFOOT

In 2007, the Company’s subsidiary, Atlas Lightfoot, LLC, invested $10.4 million in Lightfoot and owns, directly and indirectly, approximately 12% of the entity of whom Jonathan Cohen, Vice Chairman of the Company’s Board of Directors, is the Chairman of the Board. The Company committed to invest a total of $20.0 million in Lightfoot. The Company has certain co-investment rights until such point as Lightfoot raises additional capital through a private offering to institutional investors or a public offering. Lightfoot has an initial equity funding commitments of approximately $160.0 million and focuses its investments primarily on incubating new master limited partnerships and providing capital to existing MLPs in need of additional equity or structured debt. Lightfoot concentrates on assets that are MLP-qualified such as infrastructure, coal, and other asset categories. The Company accounts for its investment in Lightfoot under the equity method of accounting.

NOTE 17 —  BENEFIT PLANS

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

Stock Incentive Plan

The Company has a Stock Incentive Plan (the “Plan”) which authorizes the granting of up to 4,499,999 shares of the Company’s common stock to employees, affiliates, consultants and directors of the Company in the form of incentive stock options (“ISOs”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock and deferred units. The Company and its subsidiaries follow the provisions of SFAS No. 123(R), “Share-Based Payment”, as revised (“SFAS No. 123(R)”), for their stock compensation. Generally, the approach to accounting in SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Stock Options. Options under the Plan become exercisable as to 25% of the optioned shares each year after the date of grant, except options totaling 1,687,500 shares awarded in fiscal 2005 to Messrs. Edward Cohen and Jonathan Cohen which are immediately exercisable, and expire not later than ten years after the date of grant. Compensation cost is recorded on a straight-line basis. The Company issues new shares when stock options are exercised or units are converted to shares. For the three and six months ended June 30, 2007, respectively, the Company received $9,500 and $105,500 from the exercise of stock options. There were no stock options exercised during the three and six months ended June 30, 2008.

The following tables set forth the Plan activity for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,540,380	$16.89	2,757,994	$11.82
Granted	—	—	30,000	$35.82
Matured	—	—	(843)	$11.32
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	3,540,380	$16.89	2,787,151	$12.08

Options exercisable, end of period	2,144,650	$11.64	1,946,053	$11.50

Non-cash compensation expense recognized (in thousands)	$983		$350

	Six Months Ended June 30,
	2008		2007
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,715,380	$12.10	2,766,432	$11.82
Granted	825,000	$32.68	30,000	$35.82
Matured	—	—	(9,281)	$11.32
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	3,540,380	$16.89	2,787,151	$12.08

Options exercisable, end of period(3)(4)	2,144,650	$11.64	1,946,053	$11.50

Non-cash compensation expense recognized (in thousands)	$1,957		$699

(1)	The weighted average remaining contractual life for outstanding options at June 30, 2008 and 2007 were 7.8 years and 8.1 years, respectively.

(2)	The aggregate intrinsic value of options outstanding at June 30, 2008 and 2007 were approximately $99.7 million and $127.8 million, respectively.

(3)	The number of options available for grant at June 30, 2008 was 922,927.

(4)	The weighted average outstanding contractual life of exercisable options at June 30, 2008 is 7.1 years.

The Company used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted during the three and six months ended June 30, 2008 and 2007. The following weighted average assumptions were used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected dividend yield	—	0.4%	0.4%	0.4%
Expected stock price volatility	—	35%	33%	35%
Risk-free interest rate	—	4.7%	2.6%	4.7%
Expected term (in years)	—	6.25	6.25	6.25
Fair value of stock options granted	—	$15.08	$11.75	$15.08

Deferred and Restricted Units. Under the Plan, non-employee directors of the Company are awarded deferred units that vest over a four-year period. Each unit represents the right to receive one share of the Company’s common stock upon vesting. Units will vest sooner upon a change in control of the Company or death or disability of a grantee, provided the grantee has completed at least six month’s service. The fair value of the grants is based on the closing stock price on the grant date, and is being charged to operations over the requisite service periods using a straight-line attribution method. Upon termination of service by a grantee, all unvested units are forfeited.

Restricted units are granted from time to time to employees of the Company. Each unit represents the right to receive one share of the Company’s common stock upon vesting. The units are issued to the Restricted Stock Plan when granted, and paid to the Company’s employees upon vesting. The units vest one-fourth at each anniversary date over a four-year service period. The fair value of the grant is based on the closing price on the grant date, and is being expensed over the requisite service period using a straight-line attribution method.

The following tables set forth the deferred and restricted units activity for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Non-vested shares outstanding, beginning of period	20,270	$14.31	26,124	$10.28
Granted	1,523	$49.26	2,783	$26.93
Matured	(9,429)	$7.96	(8,231)	$9.11
Forfeited	—	—	—	—

Non-vested shares outstanding, end of period	12,364	$23.46	20,676	$12.99

	Six Months Ended June 30,
	2008		2007
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Non-vested shares outstanding, beginning of period	21,395	$14.65	26,967	$10.61
Granted	1,523	$49.26	2,783	$26.93
Matured	(10,554)	$9.33	(9,074)	$10.19
Forfeited	—	—	—	—

Non-vested shares outstanding, end of period	12,364	$23.46	20,676	$12.99

For the three months ended June 30, 2008 and 2007, the Company recorded non-cash compensation expense of $1.0 million and $0.4 million, respectively, for the Company’s options and units. For the six months ended June 30, 2008 and 2007, the Company recorded non-cash compensation expense of $2.0 million and $0.7 million, respectively, for the Company’s options and units. At June 30, 2008, the Company had unamortized compensation expense related to its unvested portion of the options and units of $10.7 million that the Company expects to recognize over four years.

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

The common stock purchased by the ESOP with the money borrowed is held by the ESOP trustee in a suspense account. On an annual basis, as the ESOP loan is paid down, a portion of the common stock will be released from the suspense account and allocated to participating employees. As of June 30, 2008, there were 497,735 shares allocated to participants and 47,655 shares which are unallocated. The fair value of unearned ESOP shares was $2.1 million at June 30, 2008.

Supplemental Employment Retirement Plan

In May 2004, the Company entered into an employment agreement with its Chairman of the Board, Chief Executive Officer and President, Edward E. Cohen, pursuant to which the Company has agreed to provide him with a SERP and with certain financial benefits upon termination of his employment. Under the SERP, Mr. Cohen will be paid an annual benefit equal to the product of (a) 6.5% multiplied by, (b) his base salary at the time of his retirement, death or other termination of employment with the Company, multiplied by, (c) the amount of years he shall be employed by the Company commencing upon the effective date of the SERP agreement, limited to an annual maximum benefit of 65% of his final base salary and a minimum of 26% of his final base salary. For the three months ended June 30, 2008 and 2007, expense recognized with respect to this commitment was $0.2 million and $0.2 million, respectively, and the expense recognized for the six months ended June 30, 2008 and 2007 was $0.4 million and $0.3 million, respectively. As of June 30, 2008, the present value of the expected postretirement obligation due under the SERP was $2.9 million, which is included in other long-term liabilities on the Company’s consolidated balance sheet. The following table provides information about amounts recognized in the Company’s consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2008	December 31, 2007
Other liabilities	$(2,912)	$(2,475)
Accumulated other comprehensive loss	291	638
Deferred income tax asset	170	375

Net amount recognized	$(2,451)	$(1,462)

The estimated amount that will be amortized from accumulated other comprehensive loss into expense in 2008 is $0.3 million.

AHD Long-Term Incentive Plan

AHD has a Long-Term Incentive Plan (“AHD LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for AHD. The AHD LTIP is administered by a committee (the “AHD LTIP Committee”), appointed by AHD’s board. Under the AHD LTIP, phantom units and/or unit options may be granted, at the discretion of the AHD LTIP Committee, to all or designated Participants, at the discretion of the AHD LTIP Committee. The AHD LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At June 30, 2008, AHD had 1,440,475 phantom units and unit options outstanding under the AHD LTIP, with 659,150 phantom units and unit options available for grant.

AHD Phantom Units. A phantom unit entitles a Participant to receive a common unit of AHD, without payment of an exercise price, upon vesting of the phantom unit or, at the discretion of the AHD LTIP Committee, cash equivalent to the then fair market value of a common limited partner unit of AHD. In tandem with phantom unit grants, the AHD LTIP Committee may grant a Participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions AHD makes on a common unit during the period such phantom unit is outstanding. The AHD LTIP Committee will determine the vesting period for phantom units. Through June 30, 2008, phantom units granted under the AHD LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the AHD LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of AHD, as defined in the AHD LTIP. Of the phantom units outstanding under the AHD LTIP at June 30, 2008, 675 units will vest within the following twelve months. All phantom units outstanding under the AHD LTIP at June 30, 2008 include DERs granted to the Participants by the AHD LTIP Committee. The amount paid with respect to the AHD LTIP DERs was $0.1 million for both the three months ended June 30, 2008 and 2007, and $0.2 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively. This amount was recorded as an adjustment of minority interests on the Company’s consolidated balance sheet.

The following table sets forth the AHD LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Outstanding, beginning of period	225,475	220,000	220,825	220,492
Granted(1)	—	—	4,650	—
Unit Adjustment	—	—	—	(492)
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)	225,475	220,000	225,475	220,000

Non-cash compensation expense recognized (in thousands)	$372	$495	$738	$839

(1)

The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, was $32.28 for both the three and six months ended June 30, 2008, respectively. There were no grants of phantom units during the three and six months ended June 30, 2007.

(2)	The aggregate intrinsic value for phantom unit awards outstanding as of June 30, 2008 was $7.6 million.

At June 30, 2008, AHD had approximately $3.1 million of unrecognized compensation expense related to unvested phantom units outstanding under the AHD LTIP based upon the fair value of the awards.

AHD Unit Options. A unit option entitles a Participant to receive a common unit of AHD upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of AHD’s common unit as determined by AHD’s LTIP Committee on the date of grant of the option. AHD’s LTIP Committee also shall determine how the exercise price may be paid by the Participant. AHD’s LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through June 30, 2008, unit options granted under AHD’s LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by AHD’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of AHD, as defined in AHD’s LTIP.

There are no unit options outstanding under AHD’s LTIP at June 30, 2008 that will vest within the following twelve months. The following table sets forth the LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,
	2008		2007
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,215,000	$22.56	1,215,000	$22.56
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	1,215,000	$22.56	1,215,000	$22.56

Options exercisable, end of period	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$309		$309

	Six Months Ended June 30,
	2008		2007
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,215,000	$22.56	1,215,000	$22.56
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	1,215,000	$22.56	1,215,000	$22.56

Options exercisable, end of period(3)	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$619		$619

(1)	The weighted average remaining contractual life for outstanding options at June 30, 2008 was 8.4 years.

(2)	The aggregate intrinsic value of options outstanding at June 30, 2008 was approximately $13.3 million.

(3)	There were no options exercised during the three and six months ended June 30, 2008 and 2007.

At June 30, 2008, AHD had approximately $2.5 million of unrecognized compensation expense related to unvested unit options outstanding under AHD’s LTIP based upon the fair value of the awards.

APL Long-Term Incentive Plan

APL has a Long-Term Incentive Plan (“APL LTIP”), in which officers, employees and non-employee managing board members of the General Partner and employees of the General Partner’s affiliates and consultants are eligible to participate. The APL LTIP is administered by a committee (the “APL LTIP Committee”) appointed by AHD’s managing board. The APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 435,000 common units. Only phantom units have been granted under the APL LTIP through June 30, 2008.

A phantom unit entitles a grantee to receive a common unit, without payment of an exercise price, upon vesting of the phantom unit or, at the discretion of the APL LTIP Committee, cash equivalent to the fair market value of an APL common unit. In addition, the APL LTIP Committee may grant a participant a DER, which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions APL makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase APL’s common limited partner units at an exercise price determined by the APL LTIP Committee at its discretion. The APL LTIP Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of AHD, the APL LTIP Committee will determine the vesting period for phantom units and the exercise period for options. Through June 30, 2008, phantom units granted under the APL LTIP generally had vesting periods of four years. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIP. Of the units outstanding under the APL LTIP at June 30, 2008, 55,588 units will vest within the following twelve months. All units outstanding under the APL LTIP at June 30, 2008 include DERs granted to the participants by the APL LTIP Committee. The amounts paid with respect to APL LTIP DERs were $0.2 million for the three month periods ended June 30, 2008 and 2007, respectively, and $0.3 million for the six month periods ended June 30, 2008 and 2007, respectively. These amounts were recorded as reductions of minority interest on the Company’s consolidated balance sheet.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Outstanding, beginning of period	171,087	183,859	129,746	159,067
Granted(1)	345	303	54,296	25,095
Matured(2)	(21,509)	—	(33,369)	—
Forfeited	—	—	(750)	—

Outstanding, end of period(3)	149,923	184,162	149,923	184,162

Non-cash compensation expense recognized (in thousands)	$697	$973	$1,183	$1,874

(1)	The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, was $43.42 and $49.42 for awards granted for the three months ended June 30, 2008 and 2007, respectively, and $44.43 and $50.09 for awards granted for the six months ended June 30, 2008 and 2007, respectively.

(2)	The intrinsic value for phantom unit awards exercised during the three and six months ended June 30, 2008 was approximately $0.9 million and $1.4 million, respectively. There were no phantom unit awards exercised during the three and six months ended June 30, 2007.

(3)	The aggregate intrinsic value for phantom unit awards outstanding as of June 30, 2008 was $5.9 million.

At June 30, 2008, APL had approximately $3.4 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIP based upon the fair value of the awards.

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

APL recognized compensation expense (income) of $0.5 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively, and ($2.8) million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively, related to the vesting of awards under these incentive compensation agreements. The non-cash compensation expense adjustments for the six months ended June 30, 2008 were principally attributable to changes in APL’s common unit market price, which is utilized in the estimation of its non-cash compensation expense for these awards, at June 30, 2008 when compared with APL’s price at earlier periods and adjustments based upon the achievement of actual financial performance targets through June 30, 2008. The vesting period for such awards concluded on September 30, 2007. APL’s Management anticipates that adjustments will be recorded in future periods with respect to the awards under the incentive compensation agreements based upon the actual financial performance of the assets in future periods in comparison to their estimated performance and the movement in the market value of APL’s common units. Based upon APL’s management’s estimate of the probable outcome of the performance targets at June 30, 2008, 963,974 common unit awards are ultimately expected to be issued under these agreements during the year ended December 31, 2009, which represents the total amount of common units expected to be issued under the incentive compensation agreements. APL follows SFAS No. 123(R) and recognized compensation expense related to these awards based upon the fair value method.

ATN Long-Term Incentive Plan

ATN has a Long-Term Incentive Plan (“ATN LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners. The ATN LTIP is administered by its compensation committee, which may grant awards of either restricted stock units, phantom units or unit options for an aggregate of 3,742,000 common units. Awards granted vest 25% after three years and 100% upon the four year anniversary of grant, except for awards granted to board members which vest 25% per year over four years. Upon termination of service by a grantee, all unvested awards are forfeited. A restricted stock or phantom unit entitles a grantee to receive a common unit of ATN upon vesting of the unit or, at the discretion of ATN’s compensation committee, cash equivalent to the then fair market value of a common unit of ATN. In tandem with phantom unit grants, ATN’s compensation committee may grant a distribution equivalent right (“DER”), which is the right to receive cash per restricted unit in an amount equal to, and at the same time as, the cash distributions ATN makes on a common unit during the period such phantom unit is outstanding.

Restricted Stock and Phantom Units. Under the ATN LTIP, 26,375 units of restricted stock and phantom units were awarded in the six months ended June 30, 2008. The fair value of the grants is based on the closing stock price on the grant date, and is being charged to operations over the requisite service periods using a straight-line attribution method.

The following table summarizes the activity of restricted stock and phantom units for the six months ended June 30, 2008:

	Units	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2007	624,665	$24.42
Granted	26,375	34.52
Vested	(12,279)	21.06
Forfeited	(100)	35.00

Non-vested shares outstanding at June 30, 2008	638,661	$24.90

Stock Options. In the six months ended June 30, 2008, 14,000 unit options were awarded under the ATN LTIP. Option awards expire 10 years from the date of grant and are generally granted with an exercise price equal to the market price of ATN’s common units at the date of grant. ATN uses the Black-Scholes option pricing model to estimate the weighted average fair value per option granted with the following assumptions:

	Assumptions
	Grant Date June 2008	Grant Date January 2008
Options granted	7,500	6,500
Expected life (years)	6.25	6.25
Expected volatility	34%	27%
Risk-free interest rate	4.0%	2.8%
Expected dividend yield	6.2%	7.0%
Weighted average fair value of stock options granted	$7.66	$3.41

The following table sets forth option activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2007	1,895,052	$24.09	8.9
Granted	14,000	$35.36
Exercised	—	—
Forfeited or expired	(3,650)	$27.97

Outstanding at June 30, 2008	1,905,402	$24.17	8.4	$26,637

Options exercisable at June 30, 2008	93,438	$21.00	7.8

Available for grant at June 30, 2008	1,173,754

ATN recognized $1.3 million and $1.0 million in compensation expense related to restricted stock units, phantom units and stock options for the three months ended June 30, 2008 and 2007, respectively. ATN recognized $2.7 million and $2.1 million in related compensation expense for the six months ended June 30, 2008 and 2007, respectively. ATN paid $0.3 million and $0.2 million with respect to its LTIP DERs for the three months ended June 30, 2008 and 2007, respectively. ATN paid $0.7 million and $0.3 million with respect to its LTIP DER’s for the six months ended June 30, 2008 and 2007, respectively. These amounts were recorded as a reduction of minority interest on the Company’s consolidated balance sheets. At June 30, 2008, ATN had approximately $14.1 million of unrecognized compensation expense related to the unvested portion of the restricted stock units, phantom units and options.

NOTE 18 — OPERATING SEGMENT INFORMATION

The Company’s operations include three reportable operating segments. These operating segments reflect the way the Company manages its operations and makes business decisions. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gas and oil production
Revenues (a)	$78,956	$51,573	$155,182	$72,832
Costs and expenses	(12,379)	(2,491)	(23,047)	(4,525)

Segment profit	$66,577	$49,082	$132,135	$68,307

Well construction and completion
Revenues	$122,341	$65,139	$226,479	$137,517
Costs and expenses	(106,384)	(56,648)	(196,939)	(119,580)

Segment profit	$15,957	$8,491	$29,540	$17,937

Atlas Pipeline
Revenues (b)	$132,528	$86,810	$424,663	$196,535
Revenues – affiliates	11,523	8,479	20,747	16,211
Costs and expenses	(369,112)	(94,827)	(664,523)	(190,279)

Segment profit (loss)	$(225,061)	$462	$(219,113)	$22,467

Other
Revenues	$4,735	$2,865	$9,736	$6,686
Costs and expenses	(2,783)	(2,169)	(5,316)	(4,235)

Segment profit	$1,952	$696	$4,420	$2,451

Reconciliation of segment profit (loss) to net income (loss) before income tax provision (benefit)
Segment profit (loss)
Gas and oil production	$66,577	$49,082	$132,135	$68,307
Well construction and completion	15,957	8,491	29,540	17,937
Atlas Pipeline	(225,061)	462	(219,113)	22,467
Other (c)	1,952	696	4,420	2,451

Total segment profit (loss)	(140,575)	58,731	(53,018)	111,162
General and administrative expenses	(25,347)	(21,320)	(46,355)	(35,777)
Net expense reimbursement - affiliate	(184)	(221)	(434)	(529)
Depreciation, depletion and amortization	(49,143)	(13,476)	(96,776)	(25,877)
Interest expense	(34,310)	(8,945)	(68,408)	(16,201)
Minority interest	231,166	11,776	254,831	8,590
Other income – net	5,993	1,455	8,023	2,899

Net income (loss) before income tax provision (benefit)	$(12,400)	$28,000	$(2,137)	$44,267

Capital expenditures
Gas and oil production	$76,045	$31,787	$130,519	$53,281
Well construction and completion	—	—	—	—
Atlas Pipeline	73,201	25,018	157,270	41,881
Corporate and other	713	1,218	1,856	1,801

Total capital expenditures	$149,959	$58,023	$289,645	$96,963

	June 30, 2008	December 31, 2007
Balance sheet
Goodwill
Gas and oil production	$21,527	$21,527
Well construction and completion	6,389	6,389
Atlas Pipeline	676,860	709,283
Corporate and other	7,250	7,250

	$712,026	$744,449

Total assets
Gas and oil production	$2,001,172	$1,821,631
Well construction and completion	13,854	11,138
Atlas Pipeline	3,157,456	2,877,614
Corporate and other	184,624	193,984

	$5,357,106	$4,904,367

(a)	Includes gain on mark-to-market derivatives of $26.3 million for the three and six months ended June 30, 2007, respectively.
(b)	Includes loss on mark-to-market derivatives of $316.1 million and $28.5 million for the three months ended June 30, 2008 and 2007, respectively, and $404.8 million and $30.8 million for the six months ended June 30, 2008 and 2007, respectively.

(c)	Includes revenues and expenses from well services, transportation and administration and oversight that do not meet the quantitative threshold for reporting segment information for the three and six months ended June 30, 2008 and 2007, respectively.

Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto, excluding interest, provision for possible losses and depreciation, depletion and amortization, minority interests and general corporate expenses.

NOTE 19 – SUBSEQUENT EVENTS

During July 2008, APL made payments of $93.6 million related to the early termination of crude oil derivative contracts that it entered into as proxy hedges for the prices received on the ethane and propane portion of its NGL equity volume. These derivative contracts were put into place simultaneously with the APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to 2009 production periods. These payments were made in connection with the APL’s early termination of other crude oil derivative contracts in June 2008 (see Note 8).

On July 22, 2008, the Company’s Board of Directors declared a cash dividend of $0.05 per share, payable on August 19, 2008 to shareholders of record on August 6, 2008.

On July 22, 2008, APL declared a quarterly cash distribution of $0.96 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2008. The $53.4 million distribution, including $9.3 million to AHD for its general partner interest after the allocation of $5.0 million of its incentive distribution rights back to APL, will be paid on August 14, 2008 to unitholders of record at the close of business on August 6, 2008.

On July 22, 2008, AHD declared a quarterly cash distribution of $0.51 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2008. This distribution is payable on August 19, 2008 to unitholders of record on August 6, 2008.

On July 22, 2008, ATN declared a quarterly cash distribution of $0.61 per unit per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2008. This distribution is payable on August 14, 2008 to unitholders of record on August 6, 2008.

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

•

Atlas Pipeline Partners, L.P. (“Atlas Pipeline Partners” or “APL”), a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachia regions (NYSE:APL);

•

Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or “AHD”), a publicly traded Delaware limited partnership (NYSE: AHD) and owner of the general partner of APL. Through our ownership of its general partner, we manage AHD; and

•

Lightfoot Capital Partners LP and Lightfoot Capital Partners GP, LLC, the general partner of Lightfoot (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. We have an approximate 12% ownership interest in Lightfoot and a commitment to invest a total of $20.0 million in Lightfoot.

Our ownership interest in ATN consists of the following:

•

all of the outstanding Class A units, representing 1,293,486 units at June 30, 2008, which entitles us to receive 2% of the cash distributed by ATN without any obligation to make future capital contributions to ATN;

•

all of the management incentive interests in ATN, which entitle us to receive increasing percentages, up to a maximum of 25.0%, of any cash distributed by ATN as it reaches certain target distribution levels in excess of $0.48 per ATN common unit in any quarter after ATN has met the tests set forth within its limited liability company agreement; and

•

29,952,996 common units, including 600,000 purchased in May 2008 in a private placement, representing approximately 47.3% of the outstanding common units at June 30, 2008, or a 46.3% ownership interest in ATN.

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

Our ownership interest in APL consists of 1,112,000 common units, purchased in June 2008 in a private placement transaction, representing approximately 2.4% of the outstanding common units of APL at June 30, 2008, or a 2.3% ownership interest (see “Recent Developments”).

Our ownership interest in AHD consists of 17,808,109 common units, including 308,109 purchased in a June 2008 private placement, representing approximately 64.4% of the outstanding common units of AHD at June 30, 2008. AHD’s general partner, which is a wholly-owned subsidiary of ours, does not have an economic interest in AHD, and AHD’s capital structure does not include incentive distribution rights. AHD’s ownership interest in APL consists of the following:

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

•	5,754,253 common units, representing approximately 12.5% of the outstanding common units at June 30, 2008, or a 12.0% ownership interest in APL.

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

ATN had the following key assets at June 30, 2008:

Gas and oil operations

•

proved reserves of almost 900 billion cubic feet equivalents (“Bcfe”) at June 30, 2008 in Appalachia and Michigan, including the reserves net to ATN’s equity interest in its investment partnerships and ATN’s direct interests in producing wells;

•	direct and indirect working interests in over 10,000 gross producing gas and oil wells;

•	net average daily production of 93.2 million cubic feet equivalents (“MMcfe”) per day for the six months ended June 30, 2008; and

•	over 1.2 million gross (over 1.1 million net) acres, of which over 0.6 million gross and net acres are undeveloped.

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

APL is a leading provider of natural gas gathering services in the Anadarko, Arkoma and Permian Basins and the Golden Trend in the southwestern and mid-continent United States and the Appalachian Basin in the eastern United States. In addition, APL is a leading provider of natural gas processing and treatment services in Oklahoma and Texas. APL also provides interstate gas transmission services in southeastern Oklahoma, Arkansas, southern Kansas and southeastern Missouri. APL’s business is conducted in the midstream segment of the natural gas industry through two reportable segments: its Mid-Continent operations and its Appalachian operations.

Through its Mid-Continent operations, APL owns and operates:

•

a FERC-regulated, 565-mile interstate pipeline system (“Ozark Gas Transmission”) that extends from southeastern Oklahoma through Arkansas and into southeastern Missouri and which has throughput capacity of approximately 400 million cubic feet per day (“MMcfd”);

•	eight active natural gas processing plants with aggregate capacity of approximately 750 MMcfd and one treating facility with a capacity of approximately 200 MMcfd, located in Oklahoma and Texas; and

•

7,870 miles of active natural gas gathering systems located in Oklahoma, Arkansas, Kansas and Texas, which transport gas from wells and central delivery points in the Mid-Continent region to APL’s natural gas processing and treating plants or Ozark Gas Transmission.

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

Subsequent Events

During July 2008, APL made payments of $93.6 million related to the early termination of crude oil derivative contracts that it entered into as proxy hedges for the prices received on the ethane and propane portion of its NGL equity volume. These derivative contracts were put into place simultaneously with the APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to 2009 production periods. These payments were made in connection with the APL’s early termination of other crude oil derivative contracts in June 2008 (see Note 8).

On July 22, 2008, our Board of Directors declared a cash dividend of $0.05 per share, payable on August 19, 2008 to shareholders of record on August 6, 2008.

On July 22, 2008, APL declared a quarterly cash distribution of $0.96 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended June 30, 2008. The $53.4 million distribution, including $9.3 million to AHD for its general partner interest after the allocation of $5.0 million of its incentive distribution rights back to APL, will be paid on August 14, 2008 to unitholders of record at the close of business on August 6, 2008.

On July 22, 2008, AHD declared a quarterly cash distribution of $0.51 per unit, payable on August 19, 2008 to unitholders of record on August 6, 2008.

On July 22, 2008, ATN declared a quarterly cash distribution of $0.61 per unit, payable on August 14, 2008 to unitholders of record on August 6, 2008.

Recent Developments

In June 2008, we purchased 1,112,000 APL common limited partner units and 308,109 AHD common limited partner units in a private placement transaction at per unit amounts of $36.02 and $32.50, respectively. APL used the proceeds of $40.1 million to fund the early termination of certain crude oil derivative agreements. AHD used the proceeds of $10.0 million to fund the purchase of an additional 278,000 APL common units.

In May 2008, we purchased 600,000 of ATN’s Class B common units in a private placement transaction at a price of $42.00 per common unit, increasing our ownership to 29,952,996 common units. ATN’s proceeds of $25.2 million were used to repay a portion of its outstanding balance under its revolving credit facility.

Atlas Energy. In June 2008, ATN entered into a $19.1 million agreement with Miller Petroleum, Inc. (“Miller”) whereby Miller assigned (i) 100% of the working interest in its oil and gas leases comprising 27,620 acres in the Koppers North and Koppers South section of Campbell County, Tennessee, (ii) 100% of the working interest in 8 existing wells, and (iii) 100% of the working interest in its oil and gas leases comprising 1,952 acres adjacent to the Koppers acreage. The agreement also provides Miller with an option to participate up to 25% in up to 10 wells to be drilled on the assigned acreage. In addition, ATN entered into two agreements with Miller whereby (i) Miller will provide drilling services to it for a two-year term in which ATN prepaid $500,000 and (ii) whereby ATN will transport and process natural gas for Miller from its existing wells.

In May 2008, ATN sold 2,070,000 of its Class B common units in a public offering yielding net proceeds of approximately $82.5 million. The net proceeds were used to repay a portion of its outstanding balance under its revolving credit facility.

In January 2008, ATN completed a private placement of $250.0 million of 10.75% senior unsecured notes due 2018 in a private placement transaction. In May 2008, ATN issued an additional $150.0 million of 10.75% senior unsecured notes due 2018 at 104.75% of par to yield 9.85% to the par call on February 1, 2016 pursuant to Rule 144A and Regulation S under the Securities Act of 1933. ATN used the aggregate net proceeds of $402.7 million (including accrued interest paid of $4.7 million, net of underwriting fees of $9.2 million) to reduce the outstanding balance on its revolving credit facility.

Interest on the senior notes is payable semi-annually in arrears on February 1 and August 1 of each year. The senior notes are redeemable at any time at certain redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, before February 1, 2011, ATN may redeem up to 35% of the aggregate principal amount of the senior notes with the proceeds of certain equity offerings at a stated redemption price. The senior notes are also subject to repurchase by ATN at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if ATN does not reinvest the net proceeds within 360 days.

The senior notes are junior in right of payment to its secured debt, including its obligations under the credit facility. The indenture governing the senior notes contains covenants, including limitations of its ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. In connection with a senior notes registration rights agreement entered into by ATN, it filed an exchange offer registration statement with the Securities and Exchange Commission on March 28, 2008.

Atlas Pipeline and Atlas Pipeline Holdings. In June 2008, APL sold 5,750,000 common limited partner units in a public offering at a price of $37.52 per unit, yielding net proceeds of approximately $206.6 million. Concurrently, APL sold 278,000 common limited partner units to AHD in a private placement transaction at a price of $36.02 per unit, resulting in net proceeds of approximately $50.1 million. APL also received a capital contribution from AHD of $5.4 million for it to maintain its 2.0% general partner interest in APL. APL utilized the net proceeds from the sale and the capital contribution to fund the early termination of certain crude oil derivative agreements. In order to fund its purchase of APL’s common limited partner units, AHD sold 308,109 of its common limited partner units to us in a private placement transaction at a price of $32.50 per unit for net proceeds of $10.0 million.

The net proceeds from the public and private placement offerings of APL’s common units were utilized to fund the early termination of a majority of its crude oil derivative contracts that it entered into as proxy hedges for the prices it receives for the ethane and propane portion of its NGL equity volume. These hedges, which related to production periods ranging from the end of second quarter of 2008 through the fourth quarter of 2009, were put in place simultaneously with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and have become less effective as a result of significant increases in the price of crude oil and less significant increases in the price of ethane and propane. APL estimates that it incurred a charge during the second quarter 2008 of approximately $10.6 million due to the decline in the price correlation of crude oil and ethane and propane. APL terminated these derivative contracts during June and July 2008 at an aggregate net cost of approximately $264.0 million. Our net loss for the second quarter 2008 includes a $116.1 million cash derivative expense resulting from APL’s June 2008 net payments of $170.4 million to unwind a portion of these derivative contracts. APL also made payments of $93.6 million during July 2008 to unwind the remaining portion of these derivative contracts and will reflect a charge against our net income for a portion of this amount during the third quarter of 2008.

In June 2008, APL issued $250.0 million of 10-year, 8.75% senior unsecured notes (the “APL 8.75% Notes”) in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The sale of the APL 8.75% Senior Notes generated net proceeds of approximately $244.9 million, which APL utilized to repay indebtedness under its senior secured term loan and revolving credit facility.

In June 2008, APL obtained $80.0 million of increased commitments to its senior secured revolving credit facility, increasing its aggregate lender commitments to $380.0 million. In connection with this and the previously mentioned transactions, APL also amended its senior secured credit facility to, among other things, exclude from the calculation of Consolidated EBITDA the costs associated with its termination of hedging agreements to the extent such costs are financed with or paid out of the net proceeds of an equity offering. In addition, consistent with several other recent energy master limited partnership agreements, APL’s general partner’s managing board and conflicts committee approved an amendment to its limited partnership agreement which will allow the cash expenditure to terminate derivative contracts to not reduce APL’s distributable cash flow.

Acquisitions

Atlas Energy. In June 2007, ATN acquired DTE Gas & Oil Company from DTE Energy Company (“DTE” – NYSE: DTE) for $1.3 billion in cash. The assets acquired, which consisted principally of interests in natural gas wells in the Antrim Shale, are the basis for the formation of ATN’s Michigan gas and oil operations. ATN funded the purchase price in part from its private placement of $181.2 million of its Class B common units and $416.3 million of its Class D units to investors at a weighted average negotiated price of $25.00. ATN funded the remaining purchase price from borrowings under its credit facility.

Atlas Pipeline. In July 2007, APL acquired control of Anadarko Petroleum Corporation’s (“Anadarko” – NYSE: APC) 100% interest in the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and its 72.8% undivided joint venture interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (the “Anadarko Assets”). The transaction was effected by the formation of two joint venture companies which own the respective systems, to which APL contributed $1.9 billion and Anadarko contributed the Anadarko Assets. APL funded the purchase price, in part, from its private placement of $1.125 billion of its common units to investors at a negotiated purchase price of $44.00 per unit. Of the $1.125 billion, AHD purchased $168.8 million of these APL units, which was funded through its issuance of 6,249,995 of its common units in a private placement transaction at a negotiated purchase price of $27.00 per unit. AHD, as general partner and holder all of APL’s incentive distribution rights, also agreed to allocate up to $5.0 million of its incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter. AHD also agreed that the resulting allocation of incentive distribution rights back to APL would be after AHD receives the initial $3.7 million per quarter of incentive distribution rights through the quarter ended December 31, 2007, and $7.0 million per quarter thereafter. APL funded the remaining purchase price from $830.0 million of proceeds from a senior secured term loan which matures in July 2014 and borrowings under its senior secured revolving credit facility that matures in July 2013.

In connection with this acquisition, APL reached an agreement with Pioneer Natural Resources Company (“Pioneer” – NYSE: PXD), which currently holds an approximate 27.2% undivided joint venture interest in the Midkiff/Benedum system, whereby Pioneer will have an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system, which began on June 15, 2008 and ends on November 1, 2008, and up to an additional 7.4% interest beginning on June 15, 2009 and ending on November 1, 2009 (the aggregate 22.0% additional interest can be entirely purchased during the period beginning June 15, 2009 and ending on November 1, 2009). If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49.2%. Pioneer would pay approximately $230 million, subject to certain adjustments, for the additional 22% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercised the purchase options.

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

Results of Operations

The following table illustrates selected operational information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Atlas Energy:
Production revenues (in thousands):
Gas(1)	$74,217	$22,709	$147,091	$42,137
Oil	$4,706	$2,592	$8,058	$4,419
Production volume(1)(2)(3)(4):
Gas(mcfd)	92,026	85,901	90,683	84,951
Oil (bpd)	434	462	420	411

Total (mcfed)	94,630	88,673	93,203	87,417
Average sales prices(3)(5):
Gas (per mcf)(6)	$9.21	$9.27	$9.39	$9.20
Oil (per bbl)	$119.16	$61.62	$105.58	$59.40
Production costs(3)(7):
Lease operating expenses
As a percent of production revenues	9%	9%	9%	9%
Per mcf	$0.83	$0.88	$0.81	$0.85
Production taxes per mcf	$0.43	$0.03	$0.38	$0.04

Total production costs per mcf	$1.26	$0.91	$1.19	$0.89

Depletion per Mcfe(3)	$2.56	$2.32	$2.54	$2.31
Atlas Pipeline:
Appalachia system throughput volume (mcfd)(3)	84,475	66,152	80,054	64,352
Velma system gathered gas volume (mcfd)(3)	65,519	62,788	63,960	61,907
Elk City/Sweetwater system gathered gas volume (mcfd)(3)	292,544	308,703	298,961	298,355
Chaney Dell system gathered gas volume (mcfd)(3)(8)	284,528	—	268,008	—
Midkiff/Benedum system gathered gas volume (mcfd)(3)(8)	150,157	—	146,350	—
NOARK Ozark Gas Transmission throughput volume (mcfd)(3)	401,539	321,717	395,916	304,400

Combined throughput volume (mcfd)(3)	1,278,762	759,360	1,253,249	729,014

(1)	Excludes sales of residual gas and sales to landowners.

(2)	Production quantities consist of the sum of (i) Atlas Energy’s proportionate share of production from wells in which it has a direct interest, based on its proportionate net revenue interest in such wells, and (ii) Atlas Energy’s proportionate share of production from wells owned by the investment partnerships in which Atlas Energy has an interest, based on Atlas Energy’s equity interest in each such partnership and based on each partnership’s proportionate net revenue interest in these wells.

(3)	“Mcf” and “mcfd” represents thousand cubic feet and thousand cubic feet per day; “mcfe” and “mcfed” represents thousand cubic feet equivalent and thousand cubic feet equivalent per day, and “bbl” and “bpd” represents barrels and barrels per day. Barrels are converted to mcfe using the ratio of six mcf’s to one barrel.

(4)	Atlas Energy acquired AGO on June 29, 2007, and production volume from these assets have only been included from that date.

(5)	Atlas Energy’s average sales price before the effects of financial hedging was $11.32 and $8.36 for the three months ended June 30, 2008 and 2007, respectively, and $9.79 and $8.12 per Mcf for the six months ended June 30, 2008 and 2007, respectively.

(6)	Includes $2.9 million and $7.0 million of derivative proceeds which were not included as revenue in the three and six months ended June 30, 2008. No such derivative proceeds were received through the three and six months ended June 30, 2007.

(7)	Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance and production overhead.

(8)	The Chaney Dell and Midkiff/Benedum systems were acquired on July 27, 2007.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Natural Gas and Oil Production. Our natural gas and oil production revenues consist of ATN’s production and sale of natural gas and crude oil to unaffiliated third-party customers. Natural gas and oil production expenses include labor to operate wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes and other related costs. Our natural gas and oil production revenues were $79.0 million for the three months ended June 30, 2008, an increase of $53.6 million from $25.3 million for the prior year comparable period. Total production volume increased to 94.6 mmcfe per day for the three months ended June 30, 2008 compared with 88.7 mmcfe per day for the prior year comparable period. ATN’s Michigan assets, acquired on June 29, 2007, accounted for $45.0 million of natural gas and oil production revenue for the three months ended June 30, 2008, an increase of $44.1 million over the second quarter 2007. ATN’s Appalachian assets had natural gas and oil production revenue of $34.0 million for the second quarter 2008, an increase of $9.5 million compared with revenue of $24.5 million for the second quarter 2007. The increase in revenue related to ATN’s Appalachia assets is primarily related to an increase in volumes of 6.4 mmcfe per day or 22.6%. Average realized oil prices for the second quarter 2008 were $119.16 per barrel for the second quarter 2008, representing an increase of approximately 93.4%, respectively, from the prior year comparable period, while average realized natural gas prices decreased by $0.06 per mcf to $9.21 per mcf for the second quarter 2008 when compared with the prior year second quarter.

Natural gas and oil production expenses were $12.4 million for the three months ended June 30, 2008, an increase of $9.9 million from $2.5 million for the prior year comparable period. The increase was attributable to $9.3 million of production expenses for ATN’s Michigan assets and a $0.6 million increase in Appalachia production expenses due to an increase in the number of wells ATN owns.

Well Construction and Completion. Our well construction and completion revenues and expenses represent fees generated and costs incurred associated with the completion of wells for drilling investments partnerships ATN sponsors. ATN’s drilling contracts are on a “cost plus” basis (typically cost plus 15%) and, as such, an increase in well drilling costs also results in an increase in well drilling revenues. Our well construction and completion revenues were $122.3 million for the three months ended June 30, 2008, an increase of $57.2 million from $65.1 million for the prior year comparable period. The increase is primarily due to the increase in the number of Marcellus Shale wells drilled for the three months ended June 30, 2008, which are drilled at a higher cost than other ATN Appalachian wells. ATN drilled 212 net wells for the second quarter 2008 compared with 220 for the prior year second quarter. At June 30, 2008, the balance in “Liabilities associated with drilling contracts” on our consolidated balance sheet includes $36.5 million of funds raised in ATN’s drilling investment programs that have not been applied to the completion of wells as of June 30, 2008 due to the timing of drilling operations, and thus have not been recognized as well construction and completion revenue.

Administration and Oversight and Well Services. Administration and oversight revenues consist of fees ATN receives from the investment drilling partnerships upon drilling of well ($15,000 to $45,000) and on a monthly basis afterwards ($75 per month) for administration services provided for the remaining life of the well. Well services revenues consist of monthly operating fees ATN receives from the investment drilling partnerships for the remaining life of the well. Administration and oversight fee revenues were $5.1 million for the second quarter 2008 compared with $3.4 million for the second quarter 2007, an increase of approximately $1.7 million or 50.0%. Well services revenues were $5.3 million for the second quarter 2008 compared with $4.2 million for the second quarter 2007, an increase of $1.1 million or 26.2%. Both increases were due to an increase in wells drilled by ATN since June 30, 2007.

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

Our transmission, gathering and processing revenues were $454.5 million for the three months ended June 30, 2008, an increase of $335.3 million from $119.1 million for the prior year comparable period. Transmission, gathering and processing expenses were $369.2 million for the three months ended June 30, 2008, an increase of $274.4 million from $94.8 million for the prior year comparable period. These increases were due principally to the revenues and expenses associated with APL’s Chaney Dell and Midkiff/Benedum systems, which were acquired in July 2007, and the effect of higher realized commodity prices and higher volumes on its other systems. APL’s average gross natural gas gathered volume for the three months ended June 30, 2008 was 1.3 billion cubic feet per day (“bcfd”) compared with 0.7 bcfd for the prior year comparable period, an increase of 0.5 bcfd due principally to the acquisition of the Chaney Dell and Midkiff/Benedum systems.

Loss on Mark-to-Market Derivatives. Loss on mark-to-market derivatives was $316.1 million for the three months ended June 30, 2008 compared with a $2.3 million loss for the prior year comparable period. This change, which consists of the mark-to-market on non-qualifying derivatives and the ineffective portion of qualifying derivatives as determined in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was the result of a $115.8 million net cash derivative termination expense related to APL’s early termination of a portion of its crude oil derivative contracts (see “Recent Developments”) and commodity price movements and their unfavorable impact on derivative contracts APL has for production volumes in future periods. For example, at June 30, 2008, forward crude oil prices for the duration of APL’s derivative contracts, which are the basis for adjusting the fair value of its crude oil derivative contracts, were at an average price of $140.26 per barrel compared with $96.94 per barrel at March 31, 2008, an increase of $43.32. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “–– Quantitative and Qualitative Disclosures About Market Risk”.

Other Income, Costs and Expenses. General and administrative expenses, including amounts reimbursed to affiliates, increased $4.0 million to $25.5 million for the three months ended June 30, 2008 compared with $21.5 million for the prior year comparable period. This increase was mainly due to higher costs associated with managing our and our subsidiaries’ businesses, including management time related to acquisition and capital raising opportunities, and an increase in ATN’s investment partnership syndication activities.

Depreciation, depletion and amortization increased to $49.1 million for the three months ended June 30, 2008 compared with $13.5 million for the three months ended June 30, 2007 due primarily to the depreciation and depletion associated with ATN’s acquired DGO assets and APL’s acquired Chaney Dell and Midkiff/Benedum system assets and ATN’s and APL’s expansion capital expenditures incurred between the periods.

Interest expense increased to $34.3 million for the three months ended June 30, 2008 as compared with $8.9 million for the comparable prior year period. This $25.4 million increase was primarily due to interest associated with additional borrowings by ATN and APL to partially finance ATN’s acquisition of DGO in June 2007 and APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems during July 2007. These amounts were partially offset by lower variable interest rates between periods.

Minority interest income for the three months ended June 30, 2008, which represents non-controlling, non-affiliated ownership interests in ATN, AHD and APL, was $231.2 million compared with an expense of $11.8 million for the prior year comparable period. The change between periods is principally due to a $257.9 million decrease in APL’s net income and a decrease in our ownership interest in AHD to 64% for the three months ended June 30, 2008 compared with 83% for the prior year comparable period. These amounts were partially offset by a $3.3 million increase in ATN’s net income between periods. The decrease in APL’s net income was the result of an unfavorable movement of $285.9 million in the impact of certain net losses recognized on derivatives from the prior year comparable period. The decrease in our ownership interest in AHD was due to its public issuances of common units to in July 2007. ATN’s increase in net income between periods was principally due to the inclusion of DGO’s operating results from its date of acquisition.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Natural Gas and Oil Production. Our natural gas and oil production revenues were $155.2 million for the six months ended June 30, 2008, an increase of $108.6 million from $46.6 million for the prior year comparable period. Total production volume increased to 93.2 mmcfe per day for the six months ended June 30, 2008 compared with 87.4 mmcfe per day for the prior year comparable period. ATN’s Michigan assets, acquired on June 29, 2007, accounted for $92.3 million of natural gas and oil production revenue for the six months ended June 30, 2008, an increase of $91.5 million when compared with the prior year six month period. ATN’s Appalachian assets had natural gas and oil production revenue of $62.9 million for the six months ended June 30, 2008, an increase of $17.2 million, or 37.5% compared with $45.7 million for the comparable prior year period. The increase in revenue related to ATN’s Appalachia assets is primarily related to an increase in volumes of 6.6 mmcfe per day, or 24.4% when compared with the prior year period. Average realized oil prices for the six months ended June 30, 2008 were $105.58 per barrel, representing an increase of approximately 77.7% from the prior year comparable period, while average realized natural gas prices increased by $0.19 per mcf to $9.39 per mcf for the six months ended June 30, 2008 when compared with the prior year period.

Natural gas and oil production expenses were $23.0 million for the six months ended June 30, 2008, an increase of $18.5 million from $4.5 million for the prior year comparable period. The increase was attributable to $17.4 million of production expenses for ATN’s Michigan assets and a $1.1 million increase in Appalachia production expenses due to an increase in the number of wells ATN owns.

Well Construction and Completion. Our well construction and completion revenues were $226.5 million for the six months ended June 30, 2008, an increase of $89.0 million from $137.5 million for the prior year comparable period. The increase is primarily due to the increase in the number of Marcellus Shale wells drilled for the six months ended June 30, 2008, which are drilled at a higher cost than other ATN Appalachian wells. ATN drilled 430 net wells for the six months ended June 30, 2008 compared with 462 for the prior year comparable period.

Administration and Oversight and Well Services. Administration and oversight fee revenues were $10.2 million for the six months ended June 30, 2008 compared with $8.0 million for the six months ended June 30, 2007, an increase of $2.2 million or 27.5%. Well services revenues were $10.1 million for the six months ended June 30, 2008 compared with $7.9 million for the six months ended June 30, 2007, an increase of $2.2 million or 27.8%. Both increases were due to an increase in wells drilled by ATN since June 30, 2007.

Transmission, Gathering and Processing. Our transmission, gathering and processing revenues were $839.8 million for the six months ended June 30, 2008, an increase of $605.4 million from $234.4 million for the prior year comparable period. Transmission, gathering and processing expenses were $664.8 million for the six months ended June 30, 2008, an increase of $474.5 million from $190.3 million for the prior year comparable period. These increases were due principally to the revenues and expenses associated with APL’s Chaney Dell and Midkiff/Benedum systems and the effect of higher realized commodity prices and higher volumes on its other systems. APL’s average gross natural gas gathered volume for the six months ended June 30, 2008 was 1.3 billion cubic feet per day (“bcfd”) compared with 0.7 bcfd for the prior year comparable period, an increase of 0.5 bcfd due principally to the acquisition of the Chaney Dell and Midkiff/Benedum systems.

Loss on Mark-to-Market Derivatives. Loss on mark-to-market derivatives was $404.8 million for the six months ended June 30, 2008 compared with $4.6 million for the prior year comparable period. This change, which consists of the mark-to-market on non-qualifying derivatives and the ineffective portion of qualifying derivatives, was the result of a $115.8 million net cash derivative termination expense related to APL’s early termination of a portion of its crude oil derivative contracts (see “Recent Developments”) and commodity price movements and their unfavorable impact on derivative contracts APL has for production volumes in future periods. For example, at June 30, 2008, forward crude oil prices for the duration of APL’s derivative contracts, which are the basis for adjusting the fair value of its crude oil derivative contracts, were at an average price of $140.26 per barrel compared with $89.89 per barrel at December 31, 2007, an increase of $50.37. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “–– Quantitative and Qualitative Disclosures About Market Risk”.

Other Income, Costs and Expenses. General and administrative expenses, including amounts reimbursed to affiliates, increased $10.5 million to $46.8 million for the six months ended June 30, 2008 compared with $36.3 million for the prior year comparable period. This increase was mainly due to higher costs associated with managing our and our subsidiaries’ businesses, including management time related to acquisition and capital raising opportunities, and an increase in ATN’s investment partnership syndication activities.

Depreciation, depletion and amortization increased to $96.8 million for the six months ended June 30, 2008 compared with $25.9 million for the six months ended June 30, 2007 due primarily to the depreciation and depletion associated with ATN’s acquired DGO assets and APL’s acquired Chaney Dell and Midkiff/Benedum system assets and ATN’s and APL’s expansion capital expenditures incurred between the periods.

Interest expense increased to $68.4 million for the six months ended June 30, 2008 as compared with $16.2 million for the comparable prior year period. This $52.2 million increase was primarily due to interest associated with additional borrowings by ATN and APL to partially finance ATN’s acquisition of DGO in June 2007 and APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems during July 2007. These amounts were partially offset by lower variable interest rates between periods.

Minority interest income for the six months ended June 30, 2008, which represents non-controlling, non-affiliated ownership interests in ATN, AHD and APL, was $254.8 million compared with an expense of $8.6 million for the prior year comparable period. The change between periods is principally due to a $302.4 million decrease in APL’s net income and a decrease in our ownership interest in AHD to 64% for the six months ended June 30, 2008 compared with 83% for the prior year comparable period. These amounts were partially offset by a $14.3 million increase in ATN’s net income between periods. The decrease in APL’s net income was the result of an unfavorable movement of $370.4 million in the impact of certain net losses recognized on derivatives from the prior year comparable period. The decrease in our ownership interest in AHD was due to its private placement of common units to partially finance APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007. ATN’s increase in net income between periods was principally due to the inclusion of DGO’s operating results from its date of acquisition.

Liquidity and Capital Resources

Our primary sources of liquidity are distributions received with respect to our ownership interests in ATN, APL and AHD. Our primary cash requirements are for our general and administrative expenses and other expenditures, which we expect to fund through distributions received. Our operations principally occur through our subsidiaries, whose sources of liquidity are discussed in more detail below.

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

During the year ended December 31, 2007, ATN raised $145.0 million through its investment partnerships and anticipates raising $400.0 million during the current year. At June 30, 2008, ATN had $360.0 million of outstanding borrowings under its credit facility, with a borrowing base of $697.5 million. In addition to the availability under its credit facility, ATN has a universal shelf registration statement on file with the Securities and Exchange Commission, which allows it to issue an unlimited amount of equity or debt securities.

Atlas Pipeline Holdings. AHD’s primary sources of liquidity are distributions received with respect to its ownership interests in APL and borrowings under its credit facility. Its primary cash requirements are for its general and administrative expenses, capital contributions to APL to maintain or increase its ownership interest and quarterly distributions to its common unitholders. AHD expects to fund its general and administrative expenses through distributions received from APL and its capital contributions to APL through the retention of cash and borrowings under its credit facility. At June 30, 2008, AHD had $31.0 million outstanding and $19.0 million of remaining committed capacity under its credit facility, subject to covenant limitations (see Note 7 under Item 1, “Financial Statements”).

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

At June 30, 2008, APL had $20.0 million of outstanding borrowings under its $380.0 million credit facility and $22.0 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheet, with $338.0 million of remaining committed capacity under its credit facility, subject to covenant limitations. In addition to the availability under its credit facility, APL has a universal shelf registration statement on file with the Securities and Exchange Commission, which allows it to issue equity or debt securities of which $136.4 million remains available for issuance at June 30, 2008.

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

Cash Flows – Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net cash provided by operating activities of $12.6 million for the six months ended June 30, 2008 represented a decrease of $1.3 million from $13.9 million provided by operating activities for the comparable prior year period. The decrease was derived principally from an $86.9 million increase in cash distributions to minority interests and a $2.1 million decrease in net income excluding non-cash items, partially offset by a $87.2 million favorable movement in cash flow from working capital changes. The increase in cash distributions to minority interests is due mainly to increases in ATN’s, AHD’s and APL’s common units outstanding and their cash distribution amount per common unit. The increase in net income excluding non-cash items was principally due to the contributions from ATN’s acquisition of DTE and APL’s Chaney Dell and Midkiff/Benedum systems, which were acquired in June 2007 and July 2007, respectively, and increased profitability in other aspects of its business. The non-cash charges which impacted net income include favorable increases of $205.2 million for net non-cash loss on derivative value and $66.9 million for depreciation, depletion and amortization, partially offset by an unfavorable increase for minority interests in net income of $246.8 million. The movement in net non-cash loss on derivative value between periods resulted from commodity price movements during the six months ended June 30, 2008 and the unfavorable non-cash impact it had on our net income, which was due to the mark-to-market of derivative contracts APL has for future periods. The increase in depreciation, depletion and amortization resulted from ATN’s acquisition of DTE in June 2007 and APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007. The movement in minority interests in net income was due to a decrease in APL’s net income and a decrease in our ownership interests in AHD and ATN between periods, partially offset by an increase in ATN’s net income between periods. The favorable movement in working capital changes was primarily due to the favorable timing of cash payments for the current portion of APL’s and ATN’s hedge liabilities and accounts payable to APL’s derivative counterparties.

Net cash used in investing activities of $258.3 million for the six months ended June 30, 2008 represented a decreased $1,112.5 from $1,370.8 million used in investing activities for the comparable prior year period. This decrease was principally due to a $1,268.0 reduction in cash paid for acquisitions related ATN’s acquisition of AGO on June 29, 2007, the current year post-closing purchase price adjustment of APL’s prior year acquisition of the Chaney Dell and Midkiff/Benedum systems of $31.4 million, and a $5.5 million decrease in our investments in Lightfoot. This decrease was offset by a $192.7 million increase in capital expenditures. See further discussion of capital expenditures under “—Capital Requirements”.

Net cash provided by financing activities of $341.7 million for the six months ended June 30, 2008 represented a decrease of $912.9 million from $1,254.6 million of net cash provided by financing activities for the prior year comparable period. This decrease was principally due to a $1,208.9 million net reduction in APL, ATN, and AHD credit facility borrowings, a $307.9 million decrease in net proceeds from APL and ATN equity offerings, and a $122.8 million increase in repayment of the APL term loan. These amounts are partially offset by a $651.9 million increase for the net proceeds from the issuance of APL and ATN long-term debt and a decrease of $80.4 million in our purchases of treasury stock.

Capital Requirements

Our principal assets are our ownership interests in ATN, APL and AHD, through which our operating activities occur. As such, we do not have any separate capital requirements apart from those entities. AHD, whose principal assets are its ownership interests in APL, does not have any separate capital requirements apart from APL. A more detailed discussion of ATN’s and APL’s capital requirements is provided below.

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

The following table summarizes our consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Atlas Energy
Maintenance capital expenditures	$12,975	$8,750	$25,950	$17,500
Expansion capital expenditures	63,783	24,255	106,425	37,582

Total	$76,758	$33,005	$132,375	$55,082

Atlas Pipeline
Maintenance capital expenditures	$2,045	$700	$3,664	$1,472
Expansion capital expenditures	71,156	24,552	153,606	40,409

Total	$73,201	$25,252	$157,270	$41,881

Consolidated
Maintenance capital expenditures	$15,020	$9,450	$29,614	$18,972
Expansion capital expenditures	134,939	48,807	260,031	77,991

Total	$149,959	$58,257	$289,645	$96,963

ATN’s expansion capital expenditures increased to $63.8 million and $106.4 million for the three and six months ended June 30, 2008, respectively, due principally to higher capital contributions to its investment drilling partnerships and increased acquisitions of leasehold acreage. ATN maintenance capital expenditures for the three and six months ended June 30, 2008 increased to $13.0 and $26.0 million, respectively, due primarily to the maintenance capital expenditures associated with the DGO acquisition, which occurred in June 2007.

APL’s expansion capital expenditures increased to $71.2 million and $153.6 million for the three and six months ended June 30, 2008, respectively, due principally to the construction of a 60 MMcfd expansion of APL’s Sweetwater processing plant and the acquisition of a gathering system located in Tennessee with an approximate capacity of 20.0 MMcfd for $9.1 million. The increase in expansion capital expenditures also includes expansions of APL’s existing gathering systems and upgrades to processing facilities and compressors to accommodate new wells drilled in APL’s service areas. Maintenance capital expenditures for the three and six months ended June 30, 2008 increased to $2.0 million and $3.7 million, respectively, compared with prior year periods due to the maintenance capital requirements of the Chaney Dell and Midkiff/Benedum systems, which were acquired in July 2007, and fluctuations in the timing of APL’s scheduled maintenance activity.

As of June 30, 2008, we are committed to expend approximately $158.6 million on pipeline extensions, compressor station upgrades and processing facility upgrades.

Income Taxes

Our effective income tax rate was 36.9% and 32.0% for the six months ended June 30, 2008 and 2007, respectively, and 37.3% and 29.1% for the three months ended June 30, 2008 and 2007, respectively. The respective increases in our effective income tax rate between periods is a result of a reduction in tax benefits related to depletion and tax-exempt interest income relative to income (loss) before taxes. Currently, it is our expectation that our effective income tax rate will approximate 37.0% for the year ended December 31, 2008.

Off Balance Sheet Arrangements

As of June 30, 2008, our off balance sheet arrangements are limited to ATN’s guarantee of Crown Drilling of Pennsylvania, LLC’s $3.6 million credit agreement, ATN’s letter of credit outstanding of $1.2 million, APL’s letters of credit outstanding of $22.0 million and our commitments to expend approximately $158.6 million on capital projects. In addition, we are committed to invest a total of $20.0 million in Lightfoot, of which $10.7 million has been invested as of June 30, 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, deferred tax assets and liabilities, depreciation and amortization, asset impairment, fair value of derivative instruments, stock compensation, and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 2 under Item 1, “Financial Statements” included in this report, and there have been no material changes to these policies through June 30, 2008.

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

New and Recently Adopted Accounting Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. We will apply the requirements of FSP EITF 03-6-1 upon its adoption on January 1, 2009 and we do not believe the adoption of FSP EITF 03-6-1 will have a material impact on our financial position or results of operations

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the sources of accounting principles into a GAAP hierarchy in order of authority. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”). FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset should be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements should be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We will apply the requirements of FSP FAS 142-3 upon its adoption on January 1, 2009 and we do not believe the adoption of FSP FAS 142-3 will have a material impact on our financial position or results of operations.

In March 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), an update of EITF No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF No. 03-6”). EITF No. 07-4 requires the calculation of a Master Limited Partnership’s net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings as if all of the earnings for that period had been distributed. In periods with undistributed earnings above specified levels, the calculation per the two-class method results in an increased allocation of such undistributed earnings to the general partner and a dilution of earnings to the limited partners. EITF No. 07-4 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years, and requires retrospective application of the guidance to all periods presented. Early adoption is prohibited. Our subsidiaries, APL, AHD and ATN, do not believe the adoption of EITF No. 07-4 will have any impact on its financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends the requirements of SFAS No. 133 to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact the adoption of SFAS No. 161 will have on the disclosures regarding our derivative instruments.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported, and disclosed on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We will apply the requirements of SFAS No. 160 upon its adoption on January 1, 2009 and are currently evaluating whether SFAS No. 160 will have an impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, however retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. We will apply the requirements of SFAS No. 141(R) upon its adoption on January 1, 2009 and are currently evaluating whether SFAS No. 141(R) will have an impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective at the inception of an entity’s first fiscal year beginning after November 15, 2007 and offers various options in electing to apply its provisions. We adopted SFAS No. 159 at January 1, 2008, and have elected not to apply the fair value option to any of our financial instruments.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodical use of derivative financial instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2008. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

Interest Rate Risk. At June 30, 2008, ATN had an $850.0 million senior secured revolving credit facility with a borrowing base of $697.5 million ($360.0 million outstanding). The weighted average interest rate for these borrowings was 3.78% at June 30, 2008. ATN also has interest rate derivative contracts at June 30, 2008 having an aggregate notional principal amount of $150.0 million. Under the terms of this agreement, ATN will pay 3.11%, plus the applicable margin as defined under the terms of its credit facility, and will receive LIBOR plus the applicable margin, on the notional principal amount. This derivative contract effectively converts $150.0 million of ATN’s floating rate debt under the credit facility to fixed-rate debt. The interest rate swap agreement expires on January 31, 2011.

In May 2008, AHD entered into an interest rate derivative contract having an aggregate notional principal amount of $25.0 million. Under the terms of agreement, AHD will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of its revolving credit facility (see Note 11), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. This derivative effectively converts $25.0 million of its floating rate debt under the revolving credit facility to fixed-rate debt. The interest rate swap agreement began on May 30, 2008 and expires on May 28, 2010.

At June 30, 2008, APL had interest rate derivative contracts having aggregate notional principal amounts of $450.0 million. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its revolving credit facility (see —”APL Term Loan and Credit Facility”), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. These derivatives effectively convert $450.0 million of APL’s floating rate debt under its term loan and revolving credit facility to fixed-rate debt. The APL interest rate swap agreements are effective as of June 30, 2008 and expire during periods ranging from January 30, 2010 through April 30, 2010.

At June 30, 2008, APL had a $380.0 million senior secured revolving credit facility ($20.0 million outstanding). APL also had $707.2 million outstanding under its senior secured term loan at June 30, 2008. The weighted average interest rate for APL’s revolving credit facility borrowings was 4.4% at June 30, 2008, and the weighted average interest rate for the term loan borrowings was 5.2% at June 30, 2008.

Holding all other variables constant, including the effect of interest rate derivatives, a hypothetical 100 basis-point, or 1%, change in interest rates would change our consolidated interest expense by $4.9 million.

Commodity Price Risk. Our market risk exposure to commodities is due to the fluctuations in the price of natural gas, NGLs, condensate and oil and the impact those price movements have on the financial results of our subsidiaries. To limit its exposure to changing natural gas prices, ATN uses financial derivative instruments for a portion of its future natural gas production. APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. APL enters into financial swap and option instruments to hedge forecasted sales against the variability in expected future cash flows attributable to changes in market prices. These financial swap and option instruments are generally classified as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). A 10% change in the average price of natural gas, NGLs, condensate and oil would result in a change to our consolidated operating income (loss), excluding minority interest and income tax effects, for the twelve-month period ending June 30, 2009 of approximately $34.1 million.

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

ATN formally documents all relationships between derivative instruments and the items being hedged, including the risk management objective and strategy for undertaking the derivative transactions. This includes matching the natural gas and oil futures and options contracts to the forecasted transactions. ATN assesses, both at the inception of the derivative contract and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in stockholders’ equity and realized gains and losses are recognized within the consolidated statements of operations in the month the hedged commodity is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge due to the loss of correlation between changes in reference prices underlying a hedging instrument and actual commodity prices, ATN will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

As of June 30, 2008, ATN had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Asset/ (Liability)(1)
				(in thousands)
January 2008 - January 2011	$150,000,000	Pay 3.11% —Receive LIBOR	2008	$(382)
			2009	500
			2010	1,700

				$1,818

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(MMbtu)	(per MMbtu)	(in thousands) (1)
2008	19,780,000	$8.77	$(92,642)
2009	37,760,000	$8.54	(142,381)
2010	26,360,000	$8.11	(76,701)
2011	18,680,000	$7.90	(48,669)
2012	13,800,000	$8.20	(31,255)
2013	1,500,000	$8.73	(2,700)

			$(394,348)

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Strike Price	Fair Value Liability
		(MMbtu)	(per MMbtu)	(in thousands) (1)
2008	Puts purchased	780,000	$7.50	$—
2008	Calls sold	780,000	$9.40	(3,193)
2010	Puts purchased	2,880,000	$7.75	—
2010	Calls sold	2,880,000	$8.75	(7,336)
2011	Puts purchased	7,200,000	$7.50	—
2011	Calls sold	7,200,000	$8.45	(16,536)
2012	Puts purchased	720,000	$7.00	—
2012	Calls sold	720,000	$8.37	(1,685)

				$(28,750)

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Liability
	(barrels)	(per barrel)	(in thousands) (2)
2008	43,400	$104.24	$(1,536)
2009	58,900	$99.92	(2,324)
2010	48,900	$97.31	(1,863)
2011	40,400	$96.43	(1,450)
2012	33,500	$95.99	(1,138)
2013	9,000	$95.95	(296)

			$(8,607)

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Strike Price	Fair Value Liability
		(barrels)	(per barrel)	(in thousands) (2)
2008	Puts purchased	22,500	$85.00	$—
2008	Calls sold	22,500	$127.00	(358)
2009	Puts purchased	36,500	$85.00	—
2009	Calls sold	36,500	$118.63	(1,058)
2010	Puts purchased	31,000	$85.00	—
2010	Calls sold	31,000	$112.92	(973)
2011	Puts purchased	27,000	$85.00	—
2011	Calls sold	27,000	$110.81	(825)
2012	Puts purchased	21,500	$85.00	—
2012	Calls sold	21,500	$110.06	(634)
2013	Puts purchased	6,000	$85.00	—
2013	Calls sold	6,000	$110.09	(173)

				$(4,021)

	Total ATN net derivative liability			$(433,908)

(3)	Fair value based on forward NYMEX natural gas prices, as applicable.

(4)	Fair value based on forward WTI crude oil prices, as applicable.

Atlas Pipeline. APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs, and condensate rather than cash. For gathering services, APL receives fees or commodities from the producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, APL either receives fees or commodities as payment for these services, based on the type of contractual agreement. A 10% change in the average price of NGLs, natural gas and condensate APL processes and sells, based on estimated unhedged market prices of $1.72, $12.96 and $137.82 for NGLs, natural gas and condensate, respectively, would result in a change to our gross margin for the twelve-month period ending June 30, 2009, excluding the effect of minority interests in APL net income (loss), of approximately $28.9 million.

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

APL formally documents all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the derivative contracts to the forecasted transactions. APL assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by APL through the utilization of market data, will be recognized immediately within other income (loss) in our consolidated statements of operations. For APL’s derivatives qualifying as hedges, we recognize the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income (loss), and reclassify the portion relating to commodity derivatives to natural gas and liquids revenue and the portion relating to interest rate derivatives to interest expense within our consolidated statements of operations as the underlying transactions are settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we recognize changes in fair value within other income (loss) in our consolidated statements of operations as they occur.

During June 2008, APL made net payments of $170.4 million related to the early termination of crude oil derivative contracts that it entered into as proxy hedges for the prices received on the ethane and propane portion of its NGL equity volume. These derivative contracts were put into place simultaneously with the APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to production periods ranging from the end of the second quarter of 2008 through the fourth quarter of 2009. During the three and six months ended June 30, 2008, the Partnership recognized a derivative expense of $162.5 million related to APL’s termination of these derivative instruments, including a non-cash portion of $46.3 million, within loss on mark-to-market derivatives on our consolidated statements of operations. We also recognized a cash derivative expense of $0.3 million related to APL’s termination of these derivative instruments within natural gas and liquids revenue on our consolidated statement of operations. During July 2008, APL paid an additional $93.6 million related to the early termination of its crude oil derivative contracts that relate to production periods through the end of 2009 (see “Recent Events”).

In connection with its Chaney Dell and Midkiff/Benedum acquisition, APL reached an agreement with Pioneer which grants Pioneer an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system, which began on June 15, 2008 and ends on November 1, 2008, and an additional 7.4% interest beginning on June 15, 2009 and ending on November 1, 2009 (the aggregate 22.0% additional interest can be entirely purchased during the period beginning June 15, 2009 and ending on November 1, 2009; see Note 9 under Item 1, “Financial Statements”). As of August 8, 2008, APL has received no indication that Pioneer will exercise either of its options under the agreement. If Pioneer does exercise either of these options, APL will discontinue hedge accounting for the derivative instruments covering the portion of the forecasted production of the Midkiff/Benedum system sold to Pioneer and will evaluate these derivative instruments to determine if they can be documented to match other forecasted production APL may have.

As of June 30, 2008, AHD had the following interest rate derivatives:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Asset/ (Liability)(1)
				(in thousands)
May 2008 - May 2010	$25,000,000	Pay 3.01% — Receive LIBOR	2008	$(48)
			2009	89
			2010	133

		Total AHD net derivative asset		$174

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

As of June 30, 2008, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:

Interest Fixed-Rate Swap

Term	Notional Amount	Type	Contract Period Ended December 31,	Fair Value Asset/ (Liability)(1)
				(in thousands)
January 2008 - January 2010	$200,000,000	Pay 2.88% —Receive LIBOR	2008	$(250)
			2009	977
			2010	170

				$897

April 2008 - April 2010	$250,000,000	Pay 3.14% —Receive LIBOR	2008	$(635)
			2009	589
			2010	726

				$680

Natural Gas Liquids Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(2)
	(gallons)	(per gallon)	(in thousands)
2008	14,868,000	$0.697	$(13,921)
2009	8,568,000	$0.746	(7,069)

			$(20,990)

Crude Oil Sales Options (associated with NGL volume)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset/ (Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2008	600,000	40,068,000	$60.00	$4	Puts purchased
2008	(126,000)	11,219,040	$127.55	(962)	Puts sold(4)
2008	(126,000)	(11,219,040)	$140.00	1,821	Calls purchased(4)
2008	946,800	51,529,968	$80.13	(57,308)	Calls sold
2009	(1,056,000)	94,026,240	$126.05	(11,425)	Puts sold(4) (5)
2009	(1,056,000)	(94,026,240)	$143.00	18,033	Calls purchased(4) (5)
2009	3,636,000	219,602,880	$79.51	(215,989)	Calls sold(5)
2010	3,127,500	202,370,490	$81.09	(176,190)	Calls sold
2011	606,000	32,578,560	$95.56	(26,751)	Calls sold
2012	450,000	24,192,000	$97.10	(18,820)	Calls sold

				$(487,587)

Natural Gas Sales – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(mmbtu)(6)	(per mmbtu) (6)	(in thousands)
2008	2,742,000	$8.823	$(12,942)
2009	5,724,000	$8.611	(22,102)
2010	4,560,000	$8.526	(12,744)
2011	2,160,000	$8.270	(5,423)
2012	1,560,000	$8.250	(3,888)

			$(57,099)

Natural Gas Basis Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2008	2,742,000	$(0.744)	$2,605
2009	5,724,000	$(0.558)	2,706
2010	4,560,000	$(0.622)	1,048
2011	2,160,000	$(0.664)	37
2012	1,560,000	$(0.601)	27

			$6,423

Natural Gas Purchases – Fixed Price Swaps

Production Period Ended December 31,	Volumes	Average Fixed Price		Fair Value Asset(3)
	(mmbtu)(6)	(per mmbtu)(6)		(in thousands)
2008	8,130,000	$9.001	(7)	$37,081
2009	15,564,000	$8.680		59,019
2010	8,940,000	$8.580		25,632
2011	2,160,000	$8.270		5,423
2012	1,560,000	$8.250		3,888

				$131,043

Natural Gas Basis Purchases

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Asset/ (Liability)(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2008	8,130,000	$(1.114)	$(8,045)
2009	15,564,000	$(0.654)	(9,633)
2010	8,940,000	$(0.600)	(2,638)
2011	2,160,000	$(0.700)	116
2012	1,560,000	$(0.610)	58

			$(20,142)

Crude Oil Sales

Production Period Ended December 31,	Volumes	Average Fixed Price	Fair Value Liability(3)
	(barrels)	(per barrel)	(in thousands)
2008	25,200	$60.427	$(2,031)
2009	33,000	$62.700	(2,578)

			$(4,609)

Crude Oil Participating Swaps for NGLs(8)

Production Period Ended December 31,	Crude Volume	Associated NGL Volume	Average Crude Strike Price	Fair Value Asset (3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2008	126,000	11,219,040	$137.00	$748	Participating swaps

Crude Oil Sales Options

Production Period Ended December 31,	Volumes	Average Strike Price	Fair Value Liability(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2008	10,800	$60.000	$—	Puts purchased
2008	138,000	$78.055	(8,615)	Calls sold
2009	306,000	$80.017	(23,574)	Calls sold
2010	234,000	$83.027	(15,633)	Calls sold
2011	72,000	$87.296	(3,583)	Calls sold
2012	48,000	$83.944	(2,409)	Calls sold

			$(53,814)

Total APL net derivative liability			$(504,450)

Total net derivative liability			$(938,184)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(4)

Puts sold and calls purchased in 2008 and 2009 represent collars entered into by APL as offsetting positions for the calls sold related to ethane and propane production. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

(5)	A portion of these positions were paid off by APL during July 2008 as a result of APL’s early termination of crude oil derivative contracts (see Note 19).

(6)	Mmbtu represents million British Thermal Units.

(7)	Includes APL’s premium received from its sale of an option for it to sell 468,000 mmbtu of natural gas for the year ended December 31, 2008 at $15.50 per mmbtu.

(8)	Represents APL’s derivative instruments that combine a swap and a put option with the same strike price.

Atlas America. At June 30, 2008 and December 31, 2007, we reflected a net hedging liability on our balance sheet of $938.2 million and $224.0 million, respectively, as a result of ATN’s, AHD’s and APL’s derivative contracts. Of the $102.6 million net loss in accumulated other comprehensive loss at June 30, 2008, we will reclassify $44.7 million of losses to our consolidated statements of operations over the next twelve month period as these contracts expire, and $57.9 million of losses will be reclassified in later periods if the fair values of the instruments remain at current market values. Actual amounts that will be reclassified will vary as a result of future price changes.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level at June 30, 2008.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently involved in various disputes incidental to our normal business operations. In addition, ATN have been named as a party to a certain legal action brought by CNX Gas Company, LLC which is discussed in Note 10 of the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference. ATN is of the opinion that the final resolution of any currently pending or threatened litigation is not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The risk factors set forth below should be read in conjunction with those appearing in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Due to the accounting of our derivative contracts, increases in prices for natural gas, crude oil and NGLs could result in non-cash balance sheet reductions.

With the objective of enhancing the predictability of future revenues, from time to time we enter into natural gas, natural gas liquids and crude oil derivative contracts. We account for these derivative contracts by applying the provisions of SFAS No. 133. Due to the mark-to-market accounting treatment for these derivative contracts, we could recognize incremental derivative liabilities between reporting periods resulting from increases or decreases in reference prices for natural gas, crude oil and NGLs, which could result in our recognizing a non-cash loss in our consolidated statements of operations or through accumulated other comprehensive income (loss) and a consequent non-cash decrease in our stockholders’ equity between reporting periods. Any such decrease could be substantial. In addition, we may be required to make a cash payment upon the termination of any of these derivative contracts.

Our hedging activities do not eliminate our exposure to fluctuations in commodity prices and interest rates and may reduce our cash flow and subject our earnings to increased volatility.

Our operations expose us to fluctuations in commodity prices. We utilize derivative contracts related to the future price of crude oil, natural gas and NGLs with the intent of reducing the volatility of our cash flows due to fluctuations in commodity prices. We also have exposure to interest rate fluctuations as a result of variable rate debt under our term loan and revolving credit facility. We have entered into interest rate swap agreements to convert a portion of this variable rate debt to a fixed rate obligation, thereby reducing our exposure to market rate fluctuations.

We have entered into derivative transactions related to only a portion of our crude oil, natural gas and NGL volume and our variable rate debt. As a result, we will continue to have direct commodity price risk and interest rate risk with respect to the unhedged portion of these items. To the extent we hedge our commodity price and interest rate risk using certain derivative contracts, we will forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.

Even though our hedging activities are monitored by management, these activities could reduce our cash flow in some circumstances, including if the counterparty to the hedging contract defaults on its contract obligations, if there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received or, with regard to commodity derivatives, if production is less than expected. With respect to commodity derivative contracts, if the actual amount of production is lower than the amount that is subject to our derivative instruments, we might be forced to satisfy all or a portion of derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a reduction of our cash flow. In addition, we have entered into proxy hedges with respect to our NGLs, typically using crude oil derivative contracts, based upon the historical price correlation between crude oil and NGLs. Certain of these proxy hedges could become less effective as a result of significant increases in the price of crude oil and less significant increases in the price of ethane and propane. If these proxy hedges remain less effective, our settlement of the contracts could result in significant costs to us.

The accounting standards regarding hedge accounting are complex, and even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our financial statements may reflect volatility due to these derivatives, even when there is no underlying economic impact at that point. In addition, it is not always possible for us to engage in a derivative transaction that completely mitigates our exposure to commodity prices and interest rates. Our financial statements may reflect a gain or loss arising from an exposure to commodity prices and interest rates for which we are unable to enter into a completely effective hedge transaction.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(1)	At the 2008 Annual Meeting of Stockholders, which was held on June 13, 2008, the stockholders elected Edward E. Cohen, Dennis A. Holtz and Harmon S. Spolan to serve until the 2011 Annual Meeting. The ballot tabulation for the election of directors was as follows:

Nominees	Votes In Favor	Votes Against or Withheld	Percentage
Edward E. Cohen	23,499,551	710,726	97.06%
Dennis A. Holtz	22,966,575	1,243,702	94.86%
Harmon S. Spolan	23,916,504	293,773	98.79%

(2)	The stockholders also voted upon a proposal to adopt an Amended and Restated Annual Incentive Plan for Senior Executives. The annual incentive plan (the “2007 Plan”), which was approved by the board and the stockholders at the 2007 annual meeting, was amended to increase the maximum award payable to an individual to $15 million from $5 million and to allow awards to be paid in either cash or shares of common stock under the Company’s Stock Incentive Plan. Additionally, the 2007 Plan was clarified to allow the compensation committee to make such adjustments to performance goals in the event of a change of control as it deems appropriate. The ballot tabulation for the approval of the Amended and Restated Annual Incentive Plan for Senior Executives was as follows:

Votes in Favor	Votes Against	Votes in Abstention	Percentage
17,340,767	608,039	58,097	64.38%

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Stock Certificate(2)

10.1(a)	Master Natural Gas Gathering Agreement, dated February 2, 2000, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation(2)

10.1(b)	Natural Gas Gathering Agreement, dated January 1, 2002, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas Resources, Inc., Atlas Energy Group, Inc., Atlas Noble Corp., Resource Energy, Inc. and Viking Resources Corporation(2)

10.1(c)	Amendment to Master Natural Gas Gathering Agreement, dated February October 25, 2005, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc., Viking Resources Corporation, Atlas Noble Corp., and Atlas Resources, Inc.(3)

10.1(d)	Amendment and Joinder to Gas Gathering Agreements, dated as of December 18, 2006, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, LLC, Viking Resources, LLC, Atlas Noble LLC, Atlas Resources, LLC, Atlas Energy Resources, LLC, and Atlas Energy Operating Company, LLC.(4)

10.2(a)	Omnibus Agreement, dated February 2, 2000, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation(2)

10.2(b)	Amendment and Joinder to Omnibus Agreement, dated as of December 18, 2006 among Atlas Pipeline, Atlas America, Resource Energy, LLC, Viking Resources, LLC, Atlas Energy Resources, LLC, and Atlas Energy Operating Company, LLC(4)

10.3	Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. date May 14, 2004(5)

10.4	Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. date May 14, 2004(5)

10.5	Employment Agreement for Edward E. Cohen dated May 14, 2004(5)

10.6	Agreement for Services among Atlas America, Inc. and Richard Weber, dated April 5, 2006(6)

10.7	Contribution, Conveyance and Assumption Agreement, dated as of December 18, 2006, among Atlas America, Inc., Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC(4)

10.8	Omnibus Agreement, dated as of December 18, 2006, between Atlas America, Inc. and Atlas Energy Resources, LLC(4)

10.9	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC and Atlas Energy Management, Inc. (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to our Form 8-K filed June 14, 2005

(2)	Previously filed as an exhibit to our registration statement on Form S-1 (registration no. 333-112652)

(3)	Previously filed as an exhibit to our Form 8-K dated October 31, 2005

(4)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2006

(5)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2004

(6)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS AMERICA, INC.

Date: August 8, 2008	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman of the Board and Chief Executive Officer

Date: August 8, 2008	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer

Date: August 8, 2008	By:	/s/ NANCY J. MCGURK
Nancy J. McGurk
Senior Vice President and Chief Accounting Officer