Form 10-Q
period 2008-09-30
ATLAS AMERICA INC
filed 2008-11-07
CIK 1279228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-32169
ATLAS AMERICA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0404430 (I.R.S. Employer Identification No.)

1550 Coraopolis Heights Road Moon Township, Pennsylvania (Address of principal executive office)	15108 (Zip code)
Registrant’s telephone number, including area code:(412) 262-2830
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on November 5, 2008 was 39,246,039 shares.

ATLAS AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$125,306	$145,535
Accounts receivable	203,376	204,900
Derivative receivable from Partnerships	851	213
Current portion of derivative asset	32,303	37,968
Prepaid expenses and other	35,180	22,939
Prepaid and deferred income taxes	39,840	20,642

Total current assets	436,856	432,197

Property, plant and equipment, net	3,817,012	3,442,036
Intangible assets, net	204,180	224,264
Goodwill, net	712,026	744,449
Derivative receivable — long term from Partnerships	14,038	13,542
Derivative receivable — long term	11,401	6,882
Other assets, net	55,917	40,997

	$5,251,430	$4,904,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$13	$64
Accounts payable	143,146	75,524
Liabilities associated with drilling contracts	32,626	132,517
Accrued producer liabilities	75,941	80,697
Derivative liability	93,256	111,223
Accrued liabilities	122,111	99,468
Advances from affiliate	105	58

Total current liabilities	467,198	499,551

Long-term debt	2,326,328	1,994,392
Deferred tax liability	245,070	197,106
Long-term derivative liability	177,288	157,850
Other long-term liabilities	54,342	46,524
Minority interests	1,565,894	1,595,781
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000,000 authorized shares	—	—
Common stock, $0.01 par value: 49,000,000 authorized shares	425	290
Additional paid-in capital	411,511	390,591
Treasury stock, at cost	(142,455)	(108,886)
ESOP loan receivable	(361)	(417)

Accumulated other comprehensive loss	(9,383)	(5,935)
Retained earnings	155,573	137,520

Total stockholders’ equity	415,310	413,163

	$5,251,430	$4,904,367

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Well construction and completion	$116,987	$103,324	$343,466	$240,841
Gas and oil production	81,235	63,265	236,417	109,840
Transmission, gathering and processing	424,413	246,195	1,264,190	480,594
Administration and oversight	5,216	5,364	15,370	13,347
Well services	5,299	4,845	15,363	12,721
Gain (loss) on mark-to-market derivatives	147,505	(11,467)	(257,344)	(16,036)

Total revenue	780,655	411,526	1,617,462	841,307

Costs and expenses:
Well construction and completion	101,727	89,847	298,666	209,427
Gas and oil production	12,688	9,887	35,735	14,412
Transmission, gathering and processing	338,475	187,416	1,003,252	377,740
Well services	2,753	2,515	7,815	6,705
General and administrative	13,278	48,677	59,633	84,454
Net expense reimbursement — affiliate	255	246	689	775
Depreciation, depletion and amortization.	46,134	35,187	142,910	61,064

Total costs and expenses	515,310	373,775	1,548,700	754,577

Operating income	265,345	37,751	68,762	86,730

Other income (expense):
Interest expense	(37,079)	(37,480)	(105,487)	(53,681)
Minority interests	(194,054)	6,402	60,777	14,992
Other, net	3,815	3,526	11,838	6,425

Total other income (expense)	(227,318)	(27,552)	(32,872)	(32,264)

Income before income taxes	38,027	10,199	35,890	54,466
Provision for income taxes	(13,924)	(3,096)	(13,136)	(17,249)

Net income	$24,103	$7,103	$22,754	$37,217

Net income per common share:
Basic	$0.60	$0.18	$0.57	$0.91

Diluted	$0.58	$0.17	$0.54	$0.88

Weighted average common shares outstanding:
Basic	40,093	40,280	40,251	41,018

Diluted	41,731	41,969	42,048	42,522

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands, except share data)
(Unaudited)

							Accumulated
			Additional			ESOP	Other		Total
	Common Stock		Paid-In	Treasury Stock		Loan	Comprehensive	Retained	Stockholders'
	Shares	$	Capital	Shares	$	Receivable	Loss	Earnings	Equity
Balance at January 1, 2008	29,003,212	$290	$390,591	(2,126,055)	$(108,886)	$(417)	$(5,935)	$137,520	$413,163
Issuance of common units	28,403	-	367	28,777	1,292	-	-	-	1,659
Other comprehensive loss	-	-	-	-	-	-	(3,448)	-	(3,448)
Repayment of ESOP loan	-	-	-	-	-	56	-	-	56
Treasury stock purchase	-	-	-	(1,002,877)	(34,861)	-	-	-	(34,861)
Stock option compensation expense	-	-	3,019	-	-	-	-	-	3,019
Three-for-two stock split	13,470,021	135	(135)	-	-	-	-	-	-
Dividends paid	-	-	-	-	-	-	-	(4,701)	(4,701)
Gain on sale of subsidiary units	-	-	17,669	-	-	-	-	-	17,669
Net income	-	-	-	-	-	-	-	22,754	22,754

Balance at September 30, 2008	42,501,636	$425	$411,511	(3,100,155)	$(142,455)	$(361)	$(9,383)	$155,573	$415,310

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,754	$37,217
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	142,910	61,064
Amortization of deferred finance costs	5,925	7,626
Non-cash (gain) loss on derivative value, net	(45,872)	19,501
Non-cash compensation (income) expense	(4,132)	43,506
Minority interests	(60,777)	(14,992)
Distributions paid to minority interests	(177,934)	(32,853)
Deferred income taxes (benefit)	15,621	(4,145)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and prepaid expenses and other	(6,886)	(70,505)
Accounts payable and accrued liabilities	(36,021)	30,974
Accounts payable and accounts receivable — affiliates	47	-
Other operating assets/liabilities	685	760

Net cash provided by (used in) operating activities	(143,680)	78,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	-	(3,141,680)
Acquisition purchase price adjustment	31,429	-
Capital expenditures	(469,385)	(201,856)
Investment in Lightfoot Capital Partners, L.P.	(437)	(10,379)
Proceeds from sale of assets	63	1,071
Other	851	(813)

Net cash used in investing activities	(437,479)	(3,353,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Atlas Energy long-term debt	407,125	-
Issuance of Atlas Pipeline long-term debt	244,854	-
Borrowings under Atlas Pipeline Partners, L.P., Atlas Pipeline Holdings, and Atlas Energy credit facilities	908,000	1,931,509
Repayments under Atlas Pipeline Partners, L.P., Atlas Pipeline Holdings, and Atlas Energy credit facilities	(1,110,025)	(345,922)
Repayments under Atlas Pipeline Partners, L.P. term loan	(122,847)	-
Net proceeds from Atlas Pipeline Partners L.P. equity offerings	206,901	946,555
Net proceeds from Atlas Energy equity offering	82,514	597,500
Net proceeds from Atlas Pipeline Holdings equity offering	-	167,033
Dividends paid	(4,701)	(2,238)
Purchase of treasury stock	(34,861)	(80,449)
Deferred financing costs and other	(16,030)	(10,073)

Net cash provided by financing activities	560,930	3,203,915

Net change in cash and cash equivalents	(20,229)	(71,589)

Cash and cash equivalents, beginning of period	145,535	185,401

Cash and cash equivalents, end of period	$125,306	$113,812

See accompanying notes to consolidated financial statements

ATLAS AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     Atlas America, Inc. (the “Company”) is a publicly traded (NASDAQ:ATLS) Delaware corporation whose assets consist primarily of cash and its ownership interests in the following entities as of September 30, 2008:
•	Atlas Energy Resources, LLC (“Atlas Energy” or “ATN”), a publicly traded Delaware limited liability company (NYSE: ATN) focuses on natural gas development and production in northern Michigan’s Antrim Shale, Indiana’s New Albany Shale and the Appalachian Basin, which the Company manages through its subsidiary, Atlas Energy Management, Inc., under the supervision of ATN’s board of directors. In May 2008, the Company purchased an additional 600,000 ATN Class B common units in a private placement transaction at a price of $42.00 per unit (see Note 14). At September 30, 2008, the Company owned approximately 48.3% of the outstanding Class A and common units and all of the management incentive interests of ATN;
•	Atlas Pipeline Partners, L.P. (“Atlas Pipeline Partners” or “APL”), a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachia regions (NYSE:APL). In June 2008, the Company purchased 1,112,000 APL common limited partnership units in a private placement transaction at a net price of $36.02 per common unit (see Note 14). At September 30, 2008, the Company had a 2.3% direct ownership interest in APL;

•	Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or “AHD”), a publicly traded Delaware limited partnership (NYSE: AHD) and owner of the general partner of APL. Through the Company’s ownership of AHD’s general partner, it manages AHD. In June 2008, the Company purchased an additional 308,109 common limited partner units in a private placement transaction at a price of $32.50 per unit (see Note 14). At September 30, 2008, the Company owned approximately 64.4% of the outstanding common units of AHD. AHD owned a 2% general partner interest, all of the incentive distribution rights, and an approximate 12.3% limited partner interest in APL at September 30, 2008; and
•	Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP LLC, (“Lightfoot GP”) the general partner of Lightfoot (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. The Company has an approximate direct and indirect 18% ownership interest in Lightfoot GP and a commitment to invest a total of $20.0 million in Lightfoot LP. The Company also has direct and indirect ownership interest in Lightfoot LP. As of September 30, 2008, the Company has invested $10.7 million in Lightfoot LP.
     The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2007 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In addition to matters discussed further within this note, a more thorough discussion of the Company’s significant accounting policies is included in its audited consolidated financial statements and notes thereto in its annual report on Form 10-K for the year ended December 31, 2007.
Principles of Consolidation and Minority Interest
     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for ATN and AHD, which are controlled by the Company. The financial statements of AHD include its accounts and the accounts of its subsidiaries, all of which are wholly-owned except for APL. The non-controlling minority ownership interests in the net income (loss) of ATN, AHD and APL are reflected within minority interests on the Company’s consolidated statements of operations, and the minority interests in the assets and liabilities of ATN, AHD and APL are reflected as a liability on the Company’s consolidated balance sheets. All material intercompany transactions have been eliminated.
     In accordance with established practice in the oil and gas industry, the Company’s financial statements include its pro-rata share of assets, liabilities, revenues, and costs and expenses of the energy partnerships in which ATN has an interest. Such interests typically range from 30% to 35%. The Company’s financial statements do not include proportional consolidation of the depletion or impairment expenses of the Partnerships. Rather, the Company calculates these items to its own economics as further explained under the heading “Oil and Gas Properties,” below. All material intercompany transactions have been eliminated.
     The Company’s consolidated financial statements also include the operations of APL’s Chaney Dell natural gas gathering system and processing plants located in Oklahoma (“Chaney Dell system”) and APL’s Midkiff/Benedum natural gas gathering system and processing plants located in Texas (“Midkiff/Benedum system”). In July 2007, APL acquired control of Anadarko Petroleum Corporation’s (NYSE: APC) (“Anadarko”) 100% interest in the Chaney Dell system and its 72.8% undivided joint venture interest in the Midkiff/Benedum system (see Note 3). The transaction was effected by the formation of two joint venture companies which own the respective systems, of which APL has a 95% interest and Anadarko has a 5% interest in each. APL consolidates 100% of these joint ventures. The Company reflects Anadarko’s 5% interest in the net income of these joint ventures as minority interest on its statements of operations. The Company also reflects Anadarko’s investment in the net assets of the joint ventures as minority interest on its consolidated balance sheets. In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems, the joint ventures issued cash to Anadarko of $1.9 billion in return for a note receivable. This note receivable is reflected within minority interests on the Company’s consolidated balance sheets.
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
     The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two month’s financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2008 represent actual results in all material respects (see “— Revenue Recognition” accounting policy for further description).
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
     The Company accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from ATN’s and APL’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “—Use of Estimates” accounting policy for further description). The Company had unbilled revenues at September 30, 2008 and December 31, 2007 of $142.3 million and $131.7 million, respectively, which are included in accounts receivable within the Company’s consolidated balance sheets.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007(1)	2008	2007(1)
Weighted average number of shares — basic	40,093	40,280	40,251	41,018

Add: effect of dilutive incentive awards	1,638	1,689	1,797	1,504

Weighted average number of common shares — diluted	41,731	41,969	42,048	42,522

(1)	The shares for the three and nine months ended September 30, 2007 have been restated to reflect the three for two stock split on May 21, 2008.
Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive income (loss)” and for the Company include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges and post-retirement plan liabilities (which are presented net of taxes). The following table sets forth the calculation of the Company’s comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$24,103	$7,103	$22,754	$37,217

Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges, net of tax provision (benefit) of $53,888 and $4,948 for the three months ended September 30, 2008 and 2007, respectively, and ($9,428) and ($2,377) for the nine months ended September 30, 2008 and 2007, respectively	84,283	8,424	(14,332)	(3,184)
Less: reclassification adjustment for realized losses (gains) in net income, net of tax of $5,633 and ($687) for the three months ended September 30, 2008 and 2007, respectively, and $6,810 and ($786) for the nine months ended September 30, 2008 and 2007, respectively	8,810	(1,170)	10,588	(1,339)
Plus: amortization of additional post-retirement liability recorded upon adoption of SFAS No. 158, net of tax of $51 and $27 for the three months ended September 30, 2008 and 2007, respectively, and $153 and $80 for the nine months ended September 30, 2008 and 2007, respectively	87	41	296	125

Total other comprehensive income (loss)	93,180	7,295	(3,448)	(4,398)

Comprehensive income	$117,283	$14,398	$19,306	$32,819

Capitalized Interest
     ATN and APL capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on combined borrowed funds by ATN and APL was 5.7% and 7.7% for the three months ended September 30, 2008 and 2007, respectively, and 5.9% and 7.4% for the nine months ended September 30, 2008 and 2007, respectively. The aggregate amount of interest capitalized by ATN and APL was $2.9 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively, and $8.3 million and $3.3 million for the nine months ended September 30, 2008 and 2007, respectively.
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
     The following table reflects the components of intangible assets being amortized at September 30, 2008 and December 31, 2007 (in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2008	2007	In Years
Gross Carrying Amount:
Customer contracts and relationships	$235,382	$235,382	7 - 20
Partnership management and operating contracts	14,343	14,343	2 - 13
Non-compete agreement	890	890	2

	$250,615	$250,615

Accumulated Amortization:
Customer contracts and relationships	$(35,346)	$(16,179)
Partnership management and operating contracts	(10,533)	(9,949)
Non-compete agreement	(556)	(223)

	$(46,435)	$(26,351)

Net Carrying Amount:
Customer contracts and relationships	$200,036	$219,203
Partnership management and operating contracts	3,810	4,394
Non-compete agreement	334	667

	$204,180	$224,264

     Amortization expense on intangible assets was $6.7 million and $6.0 million for the three months ended September 30, 2008 and 2007, respectively, and $20.1 million and $7.6 million for the nine months ended September 30, 2008 and 2007, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2009-$26.8 million; 2010-$26.5 million; 2011-$26.3 million; 2012-$26.2 million; and 2013-$25.7 million.
Goodwill
     ATN and APL have recognized goodwill recorded in connection with consummated acquisitions (see Note 3). SFAS No. 142 requires that goodwill is not amortized, but instead evaluated for impairment at least annually by comparing reporting unit fair values to carrying values. The evaluation of impairment under SFAS No. 142 requires the use of projections, estimates and assumptions as to the future performance of ATN’s and APL’s operations, including anticipated future revenues, expected future operating costs and the discount factor used. Actual results could differ from projections, resulting in revisions to ATN’s and APL’s assumptions and, if required, recognition of an impairment loss. ATN’s and APL’s tests of goodwill at December 31, 2007 resulted in no impairment and no impairment indicators have been noted as of September 30, 2008. ATN and APL will continue to evaluate its goodwill at least annually and if impairment indicators arise, and will reflect the impairment of goodwill, if any, within the Company’s consolidated statement of operations for the period in which the impairment is indicated. The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Balance, beginning of period	$744,449	$98,607
Post-closing purchase price adjustment with seller and purchase price allocation adjustment — Chaney Dell and Midkiff/Benedum systems acquisition	(2,217)	—
Recovery of state sales tax initially paid on transaction — Chaney Dell and Midkiff/Benedum systems acquisition	(30,206)	—

Balance, end of period	$712,026	$98,607

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
Impairment of Long-Lived Assets
     The Company’s long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets.
     The review of ATN’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on ATN’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. ATN estimates prices based upon current contracts in place at December 31, 2007, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value, (as determined by discounted future cash flows) and the carrying value of the assets.
     The determination of oil and natural gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, ATN’s reserve estimates for its investment in the Partnerships are based on its own assumptions rather than its proportionate share of the limited partnership’s reserves. These assumptions include ATN’s actual capital contributions, an additional carried interest (generally 7% to 10%), a disproportionate share of salvage value upon plugging of the wells and lower operating and administrative costs.

     ATN’s lower operating and administrative costs result from the limited partners paying to ATN their proportionate share of these expenses plus a profit margin. These assumptions could result in ATN’s calculation of depletion and impairment being different than its proportionate share of the Partnership’s calculations for these items. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. ATN cannot predict what reserve revisions may be required in future periods.
     ATN’s method of calculating its reserves may result in reserve quantities and values which are greater than those which would be calculated by the Partnerships which ATN sponsors and owns an interest in but does not control. ATN’s reserve quantities include reserves in excess of its proportionate share of reserves in a partnership which ATN may be unable to recover due to the partnership legal structure. ATN may have to pay additional consideration in the future as a well or Partnership becomes uneconomic under the terms of the Partnership agreement in order to recover these excess reserves and to acquire any additional residual interests in the wells held by other Partnership investors. The acquisition of any well interest from the Partnership by ATN is governed under the Partnership agreement and must be at fair market value supported by an appraisal of an independent expert selected by ATN.
     Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate ATN will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value.
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
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the sources of accounting principles into a Generally Accepted Accounting Principles (“GAAP”) hierarchy in order of authority. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not have a material impact on the Company’s financial position or results of operations.
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
     In March 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), an update of EITF No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF No. 03-6”). EITF 07-4 considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. EITF 07-4 also considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. EITF No. 07-4 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years, and requires retrospective application of the guidance to all periods presented. Early adoption is prohibited. The Company currently does not expect the adoption of EITF 07-4 to have an impact on its financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on the disclosures regarding its derivative instruments.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported, and disclosed on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS No. 160 upon its adoption on January 1, 2009 and is currently evaluating whether SFAS No. 160 will have a material impact on its financial position or results of operations.
     In December 2007, the FASB issued SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), however retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS No. 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS No. 141(R) will have a material impact on its financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective at the inception of an entity’s first fiscal year beginning after November 15, 2007 and offers various options in electing to apply its provisions. The Company adopted SFAS No. 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value statements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-b, “Effective Date of FASB Statement No. 157”, which provides for a one-year deferral of the effective date of SFAS No. 157 with regard to an entity’s non-financial assets, non-financial liabilities, initial recognition of asset retirement obligations or any non-recurring fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 at January 1, 2008 with respect to its subsidiaries’ derivative instruments, which are measured at fair value within its financial statements. The provisions of SFAS No. 157 have not been applied to the Company’s non-financial assets and non-financial liabilities. See Note 9 for disclosures pertaining to the provisions of SFAS No. 157 with regard to the Company’s subsidiaries’ financial instruments.
NOTE 3 — ACQUISITIONS
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
     In connection with this acquisition, APL reached an agreement with Pioneer, which currently holds a 27.2% undivided joint venture interest in the Midkiff/Benedum system, whereby Pioneer has an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system, which began on June 15, 2008 and ended on November 1, 2008, and an additional 7.4% interest beginning on June 15, 2009 and ending on November 1, 2009 (the aggregate 22.0% additional interest can be entirely purchased during the period beginning June

15, 2009 and ending on November 1, 2009). If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49.2%. Pioneer would pay approximately $230 million, subject to certain adjustments, for the additional 22% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercises the purchase options.
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
     APL’s acquisition was accounted for using the purchase method of accounting under SFAS No. 141. The following table presents the purchase price allocation, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed in the acquisition, based on their fair values at the date of the acquisition (in thousands):

Accounts receivable	$745
Prepaid expenses and other	4,587
Property, plant and equipment	1,030,464
Intangible assets — customer relationships	205,312
Goodwill	613,420

Total assets acquired	1,854,528
Accounts payable and accrued liabilities	(1,499)

Net cash paid for acquisition	$1,853,029

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
     ATN’s DTE Gas and Oil Company Acquisition
     On June 29, 2007, ATN acquired all of the outstanding equity interests of DTE Gas & Oil Company (“DGO”) from DTE Energy Company (NYSE: DTE) and MCN Energy Enterprises for $1.3 billion, including adjustments for working capital of $15.0 million and current year capital expenditures of $19.0 million. Assets acquired include interests in approximately 2,150 natural gas wells with estimated proved reserves of approximately 610.6 billion cubic feet of natural gas equivalents located in the northern lower peninsula of Michigan, 228,000 developed acres, and 66,000 undeveloped acres. With this acquisition, the Company increased its natural gas and oil production as well as entered into a new region that offers additional opportunities to expand its operations. Subsequent to the acquisition of DGO, the Company changed DGO’s name to Atlas Gas & Oil Company, LLC (“AGO”).
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
     The following data presents pro forma revenue, net income and net income per share for the Company for the three and nine months ended September 30, 2007 as if the ATN and APL acquisitions discussed above and related financing transactions had occurred on January 1, 2007. Actual financial data for the three and nine month periods ended September 30, 2008 is also presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These pro forma financial results may not be indicative of the results that would have occurred if ATN and APL had completed these acquisitions and financing transactions at the beginning of the periods shown below or the results that will be attained in the future (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$780,655	$411,526	$1,617,462	$1,178,427
Net income	$24,103	$7,103	$22,754	$16,429
Net income per share:
Basic	$0.60	$0.18	$0.57	$0.40

Diluted	$0.58	$0.17	$0.54	$0.39

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment is stated at cost. Depreciation, depletion and amortization are based on cost less estimated salvage value primarily using the unit-of-production or straight-line methods over the asset’s estimated useful life. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.
     The following is a summary of property, plant and equipment (in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2008	2007	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,208,014	$1,043,687
Wells and related equipment	816,130	752,184

Total proved properties	2,024,144	1,795,871
Unproved properties	17,625	16,380
Support equipment	9,265	6,936

Total natural gas and oil properties	2,051,034	1,819,187
Pipelines, processing and compression facilities	1,884,819	1,638,845	15 -- 40
Rights of way	172,016	168,359	20 -- 40
Land, buildings and improvements	24,581	21,742	10 -- 40
Other	21,225	17,730	3 -- 10

	4,153,675	3,665,863
Less — accumulated depreciation, depletion and amortization	(336,663)	(223,827)

	$3,817,012	$3,442,036

     In July 2007, APL acquired control of the Chaney Dell and Midkiff/Benedum systems (see Note 3). During the fourth quarter of 2007 and first quarter of 2008, APL adjusted its preliminary purchase price allocation by adjusting the estimated amounts allocated to goodwill and property, plant, and equipment.
     Depletion depreciation and amortization expense is determined on a field-by-field basis using the units-of-production method. Depletion, depreciation and amortization rates for leasehold acquisition costs are based on estimated proved reserves and depletion, depreciation and amortization rates for well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include ATN’s costs of property interests in uncontrolled, but proportionately consolidated from investment partnerships, wells drilled solely by ATN, properties purchased and working interests with other outside operators.
     Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to income. Upon the sale of an individual well, the proceeds are credited to accumulated depreciation and depletion. Upon the sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the statements of income. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

NOTE 5 — OTHER ASSETS
     The following is a summary of other assets (in thousands):

	September 30,	December 31,
	2008	2007
Deferred finance costs, net of accumulated amortization of $20,138 and $14,213 at September 30, 2008 and December 31, 2007, respectively	$41,681	$26,118
Investments	11,635	12,061
Security deposits	2,118	2,630
Other	483	188

	$55,917	$40,997

     Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 7). In June 2008, APL recorded $1.2 million for accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan with a portion of the net proceeds from its issuance of senior notes. In July 2007, APL recorded $5.0 million of accelerated amortization of deferred financing costs associated with the replacement of its previous credit facility with a new facility (see Note 7).
     Derivatives receivable from drilling partnerships represents the portion of long-term unrealized derivative loss on contracts that has been allocated to the investment partnerships based on their share of total production volumes sold. ATN also has a short-term derivative receivable from drilling partnerships of $0.9 million and $0.2 million as of September 30, 2008 and December 31, 2007, respectively, and a long-term derivative receivable from drilling partnerships of $14.0 million and $13.5 million, respectively, representing the short- and long-term unrealized derivative loss on contracts that have been allocated to them, which is included as part of the Company’s accounts receivable on its consolidated balance sheets.
NOTE 6 — ASSET RETIREMENT OBLIGATIONS
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
     A reconciliation of the ATN’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Asset retirement obligations, beginning of period	$45,334	$41,792	$42,358	$26,726
Liabilities acquired (See Note 3)	—	505	—	13,920
Liabilities incurred	975	997	2,615	2,024
Liabilities settled	(36)	(9)	(38)	(30)
Accretion expense	687	673	2,025	1,318

Asset retirement obligations, end of period	$46,960	$43,958	$46,960	$43,958

     The above accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of operations and the asset retirement obligation liabilities are included in other long-term liabilities in the Company’s consolidated balance sheets.
NOTE 7 — DEBT
     Total debt consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
ATN revolving credit facility	$462,000	$740,000
ATN 10.75% senior notes — due 2018.	406,838	—
AHD revolving credit facility	31,000	25,000
APL revolving credit facility	175,000	105,000
APL term loan	707,180	830,000
APL 8.125% senior notes — due 2015.	294,310	294,392
APL 8.75% senior notes — due 2018	250,000	—
Other debt	13	64

	2,326,341	1,994,456
Less current maturities	(13)	(64)

Total long-term debt	$2,326,328	$1,994,392

ATN Revolving Credit Facility
     Upon the closing of its acquisition of DTE Gas & Oil (See Note 3), ATN replaced its credit facility with a new 5-year credit facility with an initial borrowing base of $850.0 million with a syndicate of banks. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in ATN’s oil and gas reserves and also reduced by 25% of the amount of any issuance of senior unsecured notes by ATN. The borrowing base at September 30, 2008 was $697.5 million. Up to $50.0 million of the facility may be in the form of standby letters of credit. The facility is secured by substantially all of ATN’s assets and is guaranteed by each of ATN’s subsidiaries (other than Anthem Securities, Inc.) and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at ATN’s option. At September 30, 2008, the weighted average interest rate on outstanding borrowings was 4.9%.
     The base rate for any day equals the higher of the federal funds rate plus 0.50% or the J.P. Morgan prime rate. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. The applicable margin ranges from 0.0% to 0.75% for base rate loans and 1.00% to 1.75% for LIBOR loans.

     The credit facility requires ATN to maintain specified financial ratios of current assets to current liabilities and debt to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) as disclosed in the credit agreement. In addition, the credit agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. The credit agreement limits the distributions payable by ATN if an event of default has occurred and is continuing or would occur as a result of such distribution. ATN is in compliance with these covenants as of September 30, 2008. The facility terminates in June 2012, when all outstanding borrowings must be repaid. At September 30, 2008 and December 31, 2007, $462.0 million and $740.0 million, respectively, were outstanding under this facility. In addition, letters of credit of $1.2 million and $1.1 million were outstanding at each date, which are not reflected as borrowings on the Company’s consolidated balance sheets.
ATN Senior Notes
     In January 2008, ATN completed a private placement of $250.0 million of its 10.75% senior unsecured notes due 2018 to institutional buyers pursuant to rule 144A. under the Securities Act of 1933. In May 2008 ATN issued an additional $150.0 million of senior notes at 104.75% to par to yield 9.85% to the par call on February 1, 2016. ATN intends to treat these issuances as a single class of debt securities, which were subsequently registered for resale on September 19, 2008. ATN received proceeds of approximately $398.0 million from these offerings, including a $7.1 million premium and net of $9.2 million in underwriting fees. In addition, ATN received approximately $4.7 million related to accrued interest. ATN used the net proceeds to reduce the balance outstanding on its revolving credit facility. Interest on the senior notes is payable semi-annually in arrears on February 1 and August 1 of each year. The senior notes are redeemable at any time at specified redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, before February 1, 2011, ATN may redeem up to 35% of the aggregate principal amount of the senior notes with the proceeds of equity offerings at a stated redemption price. The senior notes are also subject to repurchase by ATN at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if ATN does not reinvest the net proceeds within 360 days. The senior notes are junior in right of payment to ATN’s secured debt, including its obligations under its credit facility. The indenture governing the senior notes contains covenants, including limitations of ATN’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets.
AHD Credit Facility
     At September 30, 2008, AHD had a $50.0 million revolving credit facility with a syndicate of banks. At September 30, 2008, AHD had $31.0 million outstanding under its revolving credit facility, which was utilized to fund its capital contribution to APL to maintain its 2.0% general partner interest, underwriter fees and other transaction costs related to its July 2007 private placement of common units (see Note 3). AHD’s credit facility matures in April 2010 and bears interest, at its option, at either (i) adjusted LIBOR (plus the applicable margin, as defined in the credit facility) or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding credit facility borrowings at September 30, 2008 was 6.0%. Borrowings under AHD’s credit facility are secured by a first-priority lien on a security interest in all of AHD’s assets, including a pledge of its interests in APL, and are guaranteed by AHD’s subsidiaries (excluding APL and its subsidiaries). AHD’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to AHD’s unitholders if an event of default exists or would result from such distribution; or enter into a merger or sale of substantially all of AHD’s property or assets, including the sale or transfer of interests in its subsidiaries. AHD is in compliance with these covenants as of September 30, 2008.

     The events which constitute an event of default under AHD’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against AHD in excess of a specified amount, a change of control of us, AHD’s general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect. AHD’s credit facility requires it to maintain a combined leverage ratio, defined as the ratio of the sum of (i) AHD’s funded debt (as defined in its credit facility) and (ii) APL’s funded debt (as defined in APL’s credit facility) to APL’s EBITDA (as defined in APL’s credit facility) of not more than 5.5 to 1.0. In addition, AHD’s credit facility requires it to maintain a funded debt (as defined in its credit facility) to EBITDA ratio of not more than 3.5 to 1.0; and an interest coverage ratio (as defined in its credit facility) of not less than 3.0 to 1.0. AHD’s credit facility defines EBITDA for any period of four fiscal quarters as the sum of (i) four times the amount of cash distributions payable with respect to the last fiscal quarter in such period by APL to AHD in respect of AHD’s general partner interest, limited partner interest and incentive distribution rights in APL and (ii) AHD’s consolidated net income (as defined in its credit facility and as adjusted as provided in its credit facility). As of September 30, 2008, AHD’s combined leverage ratio was 5.0 to 1.0, its funded debt to EBITDA was 0.5 to 1.0, and its interest coverage ratio was 34.1 to 1.0.
     AHD may borrow under its credit facility (i) for general business purposes, including for working capital, to purchase debt or limited partnership units of APL, to fund general partner contributions from it to APL and to make permitted acquisitions, (ii) to pay fees and expenses related to its credit facility and (iii) for letters of credit.
APL Term Loan and Credit Facility
     At September 30, 2008, APL had a senior secured credit facility with a syndicate of banks which consisted of a term loan maturing in July 2014 and a $380.0 revolving credit facility which matures in July 2013. Borrowings under the APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding APL revolving credit facility borrowings at September 30, 2008 was 4.9%, and the weighted average interest rate on the outstanding APL term loan borrowings at September 30, 2008 was 6.2%. Up to $50.0 million of the APL credit facility may be utilized for letters of credit, of which $8.1 million was outstanding at September 30, 2008. These outstanding letter of credit amounts were not reflected as borrowings on the Company’s consolidated balance sheet.
     In June 2008, APL entered into an amendment to its revolving credit facility and term loan agreement to revise the definition of “Consolidated EBITDA” to provide for the add-back of charges relating to APL’s early termination of certain crude oil derivative contracts (see Note 8) in calculating its Consolidated EBITDA. In June 2008, APL repaid $122.8 million of its outstanding term loan and repaid $120.0 million of outstanding borrowings under the credit facility with proceeds from its issuance of $250.0 million of 10-year, 8.75% senior unsecured notes (see “Senior Notes”). Additionally, in June 2008 APL’s lenders increased their commitments for its revolving credit facility by $80.0 million to $380.0 million.
     Borrowings under the APL credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by the Chaney Dell and Midkiff/Benedum joint ventures, and by the guaranty of each of its consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is in compliance with these covenants as of September 30, 2008. Mandatory prepayments of the amounts borrowed under the term loan portion of the credit facility are required from the net cash proceeds of debt issuances, and of dispositions of assets that exceed $50.0 million in the aggregate in any fiscal year that are not reinvested in replacement assets within 360 days. In connection with the new credit facility, APL agreed to remit an underwriting fee to the lead underwriting bank of the credit facility of 0.75% of the aggregate principal amount of the term loan outstanding on January 23, 2008. In January 2008, APL and the underwriting bank agreed to extend the agreement through June 30, 2008. In June 2008, APL and the underwriting bank agreed to extend the agreement through November 30, 2008 and amend the underwriting fee to be 0.50% of the aggregate principal amount of the term loan outstanding as of that date.
     The events which constitute an event of default for APL’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against APL in excess of a specified amount, and a change of control of APL’s General Partner. APL’s credit facility requires it to maintain a ratio of funded debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) ratio of not more than 5.25 to 1.0, and an interest coverage ratio (as defined in the credit facility) of not less than 2.75 to 1.0. During a Specified Acquisition Period (as defined in the credit facility), for the first 2 full fiscal quarters subsequent to the closing of an acquisition with total consideration in excess of $75.0 million, the ratio of funded debt to EBITDA will be permitted to step up to 5.75 to 1.0. As of September 30, 2008, APL’s ratio of funded debt to EBITDA was 4.9 to 1.0 and its interest coverage ratio was 3.6 to 1.0.
APL Senior Notes
     At September 30, 2008, APL had $250.0 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $293.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with $0.8 million of unamortized premium received as of September 30, 2008. The APL 8.75% Senior Notes were issued in June 2008 in a private placement transaction pursuant to Rule 144A and Regulation S under the Securities Act of 1933 for net proceeds of $244.9 million, after underwriting commissions and other transaction costs. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL Senior Notes are redeemable at any time at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. A similar redemption option exists prior to December 15, 2008 with respect to the APL 8.125% Senior Notes. The Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.
     Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of September 30, 2008.
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

NOTE 8 — DERIVATIVE INSTRUMENTS
     APL and ATN use a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity price and interest rate risk management activities. The Company and its subsidiaries enter into financial instruments to hedge its forecasted natural gas, NGLs, crude oil and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Its subsidiaries also enter into financial swap instruments to hedge certain portions of its floating interest rate debt against the variability in market interest rates. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs, crude oil and condensate is sold or interest payments on the underlying debt instrument is due. Under swap agreements, the Company and its subsidiaries receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas, NGLs, crude oil and condensate at a fixed price for the relevant contract period.
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
     Derivatives are recorded on the Company’s consolidated balance sheet as assets or liabilities at fair value. At September 30, 2008 and December 31, 2007, the Company reflected net derivative liabilities on its consolidated balance sheets of $211.9 million and $210.6 million, respectively. Of the $9.4 million of net loss in accumulated other comprehensive loss within stockholders’ equity on the Company’s consolidated balance sheet at September 30, 2008, if the fair values of the instruments remain at current market values, the Company will reclassify $4.7 million of losses to the Company’s consolidated statements of operations over the next twelve month period as these contracts expire, consisting of $0.7 million of losses primarily to gas and oil production revenues, $4.0 million of losses to gathering, transmission and processing revenues, and $0.2 million of gains to interest expense. Aggregate losses of $4.6 million will be reclassified to the Company’s consolidated statements of operations in later periods as these remaining contracts expire, consisting of $1.0 million of losses to gas and oil production revenues, $3.9 million of losses to gathering, transmission and processing revenues, and $0.2 million of gains to interest expense. Actual amounts that will be reclassified will vary as a result of future price changes.
Atlas Energy
     Commodity Risk Hedging Program — ATN enters into natural gas and crude oil future option and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in natural gas prices and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.
     At September 30, 2008, ATN had 693 natural gas and 165 crude oil futures contracts related to natural gas and oil sales covering 145 million MMbtus and 346,000 Bbls of natural gas and crude oil, respectively, maturing through June 30, 2013 at a combined average settlement price of $8.29 per MMBtu and $97.61 per Bbl, respectively.
     ATN has a $5.6 million unrealized net liability related to financial hedges on its gas and oil production shown as a component of accumulated other comprehensive loss at September 30, 2008. If the fair values of the instruments remain at current market values, ATN will reclassify $16.5 million of unrealized gains to its consolidated statements of income over the next twelve-month period as these contracts settle and $22.1 million of unrealized losses will be reclassified in later periods.
     ATN recognized a loss of $27.2 million and a gain of $4.9 million of ($27.2) million and $4.9 million for the three months ended September 30, 2008 and 2007, respectively, and a loss of $25.6 million and a gain of $9.6 million for the nine months ended September 30, 2008 and 2007, respectively, on settled contracts covering natural gas production. ATN recognized losses of $380,000 and $412,000 on settled oil production for the three months and nine months ended September 30, 2008. There were no gains or losses on oil settlements for the three months and nine months ended September 30, 2007. As the underlying prices and terms in ATN’s hedge contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months and nine months ended September 30, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.
     In May 2007, ATN signed a definitive agreement to acquire AGO (see Note 3). In connection with the financing of this transaction, ATN agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas volumes for no less than three years from the closing date of the transaction. During May 2007, ATN entered into derivative instruments to hedge 80% of the projected production of the assets to be acquired as required under the financing agreement. The production volume of the assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives ere entered into because the acquisition of the assets had not yet been completed. Accordingly, ATN recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within revenues in its consolidated statements of income. ATN recognized non-cash income of $26.3 million related to the change in value of these derivatives from May 22, 2007 through June 28, 2007. Upon closing of the acquisition on June 29, 2007, the production volume of the assets acquired was considered “probable forecasted production” under SFAS No. 133, and ATN evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.
     As of September 30, 2008, ATN had the following natural gas and oil volumes hedged:
Natural Gas Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability)
	(MMbtu)	(per MMbtu)	(in thousands) (1)
2008	9,890,000	$8.87	$13,683
2009	45,060,000	$8.56	16,077
2010	33,660,000	$8.14	(11,620)
2011	25,980,000	$7.91	(11,840)

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability)
	(MMbtu)	(per MMbtu)	(in thousands) (1)
2012	17,440,000	$8.13	(4,196)
2013	1,500,000	$8.73	443

			$2,547

Natural Gas Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/ (Liability)
		(MMbtu)	(per MMbtu)	(in thousands)(1)
2008	Puts purchased	390,000	$7.50	$80
2008	Calls sold	390,000	$9.40	—
2009	Puts purchased	240,000	$11.00	714
2009	Calls sold	240,000	$15.35	—
2010	Puts purchased	3,120,000	$7.92	—
2010	Calls sold	3,120,000	$9.10	(604)
2011	Puts purchased	7,200,000	$7.50	—
2011	Calls sold	7,200,000	$8.45	(3,804)
2012	Puts purchased	720,000	$7.00	—
2012	Calls sold	720,000	$8.37	(468)

				$(4,082)

Crude Oil Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/ (Liability)
	(Bbl)	(per Bbl)	(in thousands) (2)
2008	22,400	$103.67	$47
2009	58,900	$99.92	(148)
2010	48,900	$97.31	(344)
2011	40,400	$96.43	(327)
2012	33,500	$96.00	(280)
2013	9,000	$95.95	(75)

			$(1,127)

Crude Oil Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/ (Liability)
		(Bbl)	(per Bbl)	(in thousands)(2)
2008	Puts purchased	10,500	$85.00	$2
2008	Calls sold	10,500	$126.44	—
2009	Puts purchased	36,500	$85.00	—
2009	Calls sold	36,500	$118.63	(86)
2010	Puts purchased	31,000	$85.00	—
2010	Calls sold	31,000	$112.92	(190)

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/ (Liability)
		(Bbl)	(per Bbl)	(in thousands)(2)
2011	Puts purchased	27,000	$85.00	—
2011	Calls sold	27,000	$110.81	(196)
2012	Puts purchased	21,500	$85.00	—
2012	Calls sold	21,500	$110.06	(165)
2013	Puts purchased	6,000	$85.00	—
2013	Calls sold	6,000	$110.09	(47)

				$(682)

Total ATN net derivative liability				$(3,344)

(1)	Fair value based on forward NYMEX natural gas prices, as applicable.

(2)	Fair value based on forward WTI crude oil prices, as applicable.
     Interest Rate Risk Hedging Program — At September 30, 2008, ATN had debt outstanding of $462.0 million under its revolving credit facility. During the nine months ended September 30, 2008, ATN entered into hedging arrangements in the form of interest rate swaps to reduce the impact of volatility of changes in the London interbank offered rate (“LIBOR”). ATN has LIBOR interest rate swaps at a three-year fixed swap rate of 3.11% on $150.0 million of outstanding debt through January 2011. The swaps have been designated as cash flow hedges to minimize the risk associated with changes in the designated benchmark interest rate (in this case, LIBOR) related to forecasted payments associated with interest on the credit facility. ATN has accounted for the interest rate swaps under the “long-haul” method to measure ineffectiveness under SFAS 133. Using the change in variable cash flow method, no hedge ineffectiveness was identified. The value of ATN’s cash flow hedges included in accumulated other comprehensive income was a net unrecognized gain of approximately $961,000 at September 30, 2008. ATN recognized losses on settled swaps of $0.3 million for both the three months and nine months ended September 30, 2008. ATN did not enter into any interest rate swaps in the three months or nine months ended September 30, 2007.
     Atlas Pipeline Holdings and Atlas Pipeline Partners. On July 1, 2008, APL elected to discontinue hedge accounting for its existing commodity derivatives which were qualified as hedges under SFAS No. 133. As such, subsequent changes in fair value of these derivatives will be recognized immediately within other income (loss) in the Company’s consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008, which was recognized in accumulated other comprehensive loss within partners’ capital on the Company’s consolidated balance sheet, will be reclassified to the Company’s consolidated statements of operations in the future at the time the originally hedged physical transaction affects earnings.
     During June and July 2008, APL made net payments of $264.0 million related to the early termination of crude oil derivative contracts that it entered into as proxy hedges for the prices received on the ethane and propane portion of its NGL equity volume. These derivative contracts were put into place simultaneously with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to production periods ranging from the end of the second quarter of 2008 through the fourth quarter of 2009. During the three and nine months ended September 30, 2008, the Company recognized the following derivative activity related to APL’s termination of these derivative instruments (amounts in thousands):

	Early Termination of Derivative Contracts
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net cash derivative expense included within gain (loss) on mark-to-market derivatives on the Company’s consolidated statements of operations	$(70,258)	$—	$(186,068)	$—

	Early Termination of Derivative Contracts
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net cash derivative expense included within transmission, gathering and processing revenue on the Company’s consolidated statements of operations	(1,258)	—	(1,573)	—
Net non-cash derivative income (expense) included within gain (loss) on mark-to-market, net on the Company’s consolidated statements of operations	6,488	—	(39,857)	—
Net non-cash derivative expense included within transmission, gathering and processing revenue on the Company’s consolidated statements of operations	(19,514)	—	(19,514)	—
     At September 30, 2008, AHD had an interest rate derivative contract having an aggregate notional principal amount of $25.0 million, which was designated as a cash flow hedge. Under the terms of the agreement, AHD will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of its revolving credit facility (see Note 7), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. This derivative effectively converts $25.0 million of AHD’s floating rate debt under the revolving credit facility to fixed-rate debt. The interest rate swap agreement began on May 30, 2008 and expires on May 28, 2010.
     At September 30, 2008, APL has interest rate derivative contracts having aggregate notional principal amounts of $450.0 million, which were designated as cash flow hedges. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its revolving credit facility (see Note 7), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. These derivatives effectively convert $450.0 million of APL’s floating rate debt under its term loan and revolving credit facility to fixed-rate debt. The APL interest rate swap agreements are effective as of September 30, 2008 and expire during periods ranging from January 30, 2010 through April 30, 2010.
     On June 3, 2007, APL signed definitive agreements to acquire control of the Chaney Dell and Midkiff/Benedum systems (see Note 3). In connection with certain additional agreements entered into to finance this transaction, APL agreed as a condition precedent to closing that it would hedge 80% of its projected natural gas, NGL and condensate production volume for no less than three years from the closing date of the transaction. During June 2007, APL entered into derivative instruments to hedge 80% of the projected production of the Anadarko Assets to be acquired as required under the financing agreements. The production volume of the Anadarko Assets to be acquired was not considered to be “probable forecasted production” under SFAS No. 133 at the date these derivatives were entered into because the acquisition of the Anadarko Assets had not yet been completed. Accordingly, APL recognized the instruments as non-qualifying for hedge accounting at inception with subsequent changes in the derivative value recorded within gain (loss) on mark-to-market derivatives in the Company’s consolidated statements of operations. The Company recognized a non-cash loss of $18.8 million related to the change in value of derivatives entered into specifically for the Chaney Dell and Midkiff/Benedum systems from the time the derivative instruments were entered into to the date of closing of the acquisition during the year ended December 31, 2007. Upon closing of the acquisition in July 2007, the production volume of the Anadarko Assets acquired was considered “probable forecasted production” under SFAS No. 133. APL designated many of these instruments as cash flow hedges and evaluated these derivatives under the cash flow hedge criteria in accordance with SFAS No. 133.

     The following table summarizes AHD’s and APL’s cumulative derivative activity for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Loss from cash settlement of qualifying hedge instruments(1)	$(27,419)	$(12,850)	$(78,214)	$(23,548)
Gain/(loss) from change in market value of non-qualifying derivatives(2)	(190,013)	(15,595)	17,919	(35,731)
Gain/(loss) from change in market value of ineffective portion of qualifying derivatives(2)	(44,997)	7,164	(41,271)	(3,526)
Loss from cash settlement of non-qualifying derivatives(2)	(84,207)	(3,037)	(280,696)	(3,037)
Loss from cash settlement of interest rate derivatives(3)	(708)	—	(915)	—

(1)	Included within transmission, gathering and processing revenue on the Company’s consolidated statements of operations.

(2)	Included within gain (loss) on mark-to-market derivatives, net on the Company’s consolidated statements of operations.

(3)	Included within interest expense on the Company’s consolidated statements of operations.
     As of September 30, 2008, AHD had the following interest rate derivatives:
     Interest Fixed-Rate Swap

	Notional		Contract Period	Fair Value
Term	Amount	Type	Ended December 31,	Asset/(Liability)(1)
				(in thousands)
May 2008-May 2010	$25,000,000	Pay 3.01% —Receive LIBOR	2008	$46
			2009	(4)
			2010	40

Total AHD net derivative asset				$82

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.
     As of September 30, 2008, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:
     Interest Fixed-Rate Swap

	Notional		Contract Period	Fair Value
Term	Amount	Type	Ended December 31,	Asset/(Liability)(1)
				(in thousands)
January 2008-January 2010	$200,000,000	Pay 2.88% —Receive LIBOR	2008	$413
			2009	238
			2010	65

				$716

April 2008-April 2010	$250,000,000	Pay 3.14% —Receive LIBOR	2008	$365
			2009	(339)
			2010	197

				$223

     Natural Gas Liquids Sales — Fixed Price Swaps

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(gallons)	(per gallon)	(in thousands)
2008	7,434,000	$0.697	$(3,642)
2009	8,568,000	$0.746	(3,607)

			$(7,249)

     Crude Oil Sales Options (associated with NGL volume)

Production Period		Associated	Average
Ended	Crude	NGL	Crude	Fair Value
December 31,	Volume	Volume	Strike Price	Asset/(Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2008	536,400	29,972,124	$70.16	$110	Puts purchased
2008	126,000	11,219,040	$127.55	(3,531)	Puts sold(4)
2008	126,000	11,219,040	$140.00	65	Calls purchased(4)
2008	473,400	25,764,984	$80.13	(10,104)	Calls sold
2009	1,584,000	85,038,534	$80.00	2,372	Puts purchased
2009	304,200	27,085,968	$126.05	(9,082)	Puts sold(4)
2009	304,200	27,085,968	$143.00	1,026	Calls purchased(4)
2009	2,121,600	114,072,336	$81.01	(51,161)	Calls sold
2010	3,127,500	202,370,490	$81.09	(90,981)	Calls sold
2010	714,000	45,415,440	$120.00	8,966	Calls purchased(4)
2011	606,000	32,578,560	$95.56	(13,597)	Calls sold
2011	252,000	13,547,520	$120.00	3,462	Calls purchased(4)
2012	450,000	24,192,000	$97.10	(9,981)	Calls sold
2012	180,000	9,676,800	$120.00	2,629	Calls purchased(4)

				$(169,807)

     Natural Gas Sales — Fixed Price Swaps

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset/(Liability)(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	1,371,000	$8.823	$1,722
2009	5,724,000	$8.611	2,667
2010	4,560,000	$8.526	(269)
2011	2,160,000	$8.270	(583)
2012	1,560,000	$8.250	(251)

			$3,286

Natural Gas Basis Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	1,371,000	$(0.744)	$2,042
2009	5,724,000	$(0.558)	1,599
2010	4,560,000	$(0.622)	732
2011	2,160,000	$(0.664)	217
2012	1,560,000	$(0.601)	97

			$4,687

     Natural Gas Purchases — Fixed Price Swaps

Production Period		Average		Fair Value
Ended December 31,	Volumes	Fixed Price		Asset/(Liability)(3)
	(mmbtu)(5)	(per mmbtu)(5)		(in thousands)
2008	4,065,000	$8.274	(6)	$(5,622)
2009	15,564,000	$8.680		(8,329)
2010	8,940,000	$8.580		196
2011	2,160,000	$8.270		583
2012	1,560,000	$8.250		251

				$(12,921)

     Natural Gas Basis Purchases

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	4,065,000	$(1.114)	$(6,761)
2009	15,564,000	$(0.654)	(5,362)
2010	8,940,000	$(0.600)	(2,118)
2011	2,160,000	$(0.700)	(50)
2012	1,560,000	$(0.610)	(49)

			$(14,340)

     Ethane Put Options

Production Period	Associated	Average
Ended	NGL	Crude	Fair Value
December 31,	Volume	Strike Price	Asset(2)	Option Type
(gallons)		(per gallon)	(in thousands)
2008	7,560,000	$0.7885	$399	Puts purchased
2009	16,254,000	$0.6928	196	Puts purchased

			$595

     Propane Put Options

Production Period	Associated	Average
Ended	NGL	Crude	Fair Value
December 31,	Volume	Strike Price	Asset(2)	Option Type
	(gallons)	(per gallon)	(in thousands)
2008	8,946,000	$1.4752	$174	Puts purchased
2009	23,310,000	$1.3935	368	Puts purchased

			$542

     Crude Oil Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(3)
	(barrels)	(per barrel)	(in thousands)
2008	14,100	$60.569	$(563)
2009	33,000	$62.700	(1,305)

			$(1,868)

     Crude Oil Sales Options

Production Period		Average	Fair Value
Ended December 31,	Volumes	Strike Price	Asset/(Liability)(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2008	69,000	$68.000	$10	Puts purchased
2008	69,000	$78.055	(1,589)	Calls sold
2009	168,000	$90.000	253	Puts purchased
2009	306,000	$80.017	(13,525)	Calls sold
2010	234,000	$83.027	(9,382)	Calls sold
2011	72,000	$87.296	(1,938)	Calls sold
2012	48,000	$83.944	(1,380)	Calls sold

			$(27,551)

Total APL net derivative liability			$(223,687)

Total Company net derivative liability			$(226,949)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(4)	Puts sold and calls purchased in 2008 and 2009 represent costless collars entered into by APL as offsetting positions for the calls sold related to ethane and propane production. In addition, calls were purchased by APL for 2010 through 2012 to offset positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

(5)	Mmbtu represents million British Thermal Units.

(6)	Includes APL’s premium received from its sale of an option for it to sell 234,000 mmbtu of natural gas for the year ended December 31, 2008 at $18.00 per mmbtu.
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
Level 1— Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumption market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.
     The Company uses the fair value methodology outlined in SFAS No. 157 to value the assets and liabilities recorded at fair value, including ATN’s and APL’s commodity hedges and interest rate swaps (see Note 8) and the Company’s Supplemental Employment Retirement Plan (“SERP”) (see Note 17). ATN’s and APL’s commodity hedges, with the exception of APL’s NGL fixed price swaps and crude oil collars, are calculated based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. ATN’s, AHD’s and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model, and are therefore defined as Level 2 fair value measurements. The Company’s SERP is calculated based on observable actuarial inputs developed by a third-party actuary, and therefore is defined as a Level 2 fair value measurement. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of natural gas, crude oil, and propane prices, and therefore are defined as Level 3 fair value measurements. Valuations for APL’s crude oil options (including those associated with NGL sales) are based on forward price curves developed by the related financial institution based upon current quoted prices for crude oil futures, and therefore are defined as Level 3 fair value measurements. In accordance with SFAS No. 157, the following table represents the Company’s assets and liabilities recorded at fair value as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

SERP liability	$—	$(3,132)	$—	$(3,132)
Interest rate swap-based derivatives	—	1,982	—	1,982
APL commodity-based derivatives	—	(21,154)	(203,472)	(224,626)
ATN commodity-based derivatives	—	(3,344)	—	(3,344)

Total	$—	$(25,648)	$(203,472)	$(229,120)

     APL’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and crude oil options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments as of September 30, 2008 (in thousands):

		Crude Oil
		Sales Options
	NGL Fixed	(assoc. with	Crude Oil
	Price Swaps	NGL Volume)	Sales Options	Total

Balance — December 31, 2007	$(33,624)	$(24,740)	$(145,418)	$(203,782)
New options contracts	—	262	7,134	7,396
Cash settlements from unrealized gain (loss)	(168)	1,871	254,511	256,214
Cash settlements from other comprehensive income (1)	27,057	10,664	83,645	121,366
Net change in unrealized gain (loss) (2)	8,173	19,831	(219,637)	(191,633)
Deferred option premium recognition	—	228	403	631
Net change in other comprehensive loss	(8,687)	(35,667)	(149,310)	(193,664)

Balance — September 30, 2008	$(7,249)	$(27,551)	$(168,672)	$(203,472)

(1)	Included within transmission, gathering and processing revenue revenue on the Company’s consolidated statements of operations.

(2)	Included within gain (loss) on mark-to-market derivatives on the Company’s consolidated statements of operations.
NOTE 10 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     In the ordinary course of its business operations, the Company has ongoing relationships with several related entities:
     Relationship with ATN Sponsored Investment Partnerships. ATN conducts certain activities through, and a substantial portion of its revenues are attributable to, energy limited partnerships (“Investment Partnerships”). ATN serves as general partner of the Investment Partnerships and assumes customary rights and obligations for the Investment Partnerships. As the general partner, ATN is liable for the Investment Partnerships’ liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Investment Partnerships. ATN is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Investment Partnerships’ revenue, and costs and expenses according to the respective Investment Partnership agreements.
     Relationship with Resource America, Inc. In June 2005, Resource America, Inc. (“RAI”) completed its spin-off of the Company. The Company reimburses RAI for various costs and expenses it incurs on behalf of the Company, primarily payroll and rent. For the three months ended September 30, 2008 and 2007, these costs totaled $255,000 and $246,000, respectively, and for the nine months ended September 30, 2008 and 2007, these costs totaled $689,000 and $775,000, respectively.
     As of September 30, 2008 and December 31, 2007, certain operating expenditures totaling $105,000 and $58,000, respectively, which remain to be settled between the Company and RAI, are reflected in the Company’s consolidated balance sheets as advances from affiliate.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
General Commitments
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
     As of September 30, 2008, the Company is committed to expend approximately $153.9 million on pipeline extensions, compressor station upgrades, and processing facility upgrades.
Legal Proceedings
     In June 2008, ATN’s wholly-owned subsidiary, Atlas America, LLC, was named as a co-defendant in the matter captioned CNX Gas Company, LLC (“CNX”) v. Miller Petroleum, Inc. (“Miller”) , et al. (Chancery Court, Campbell County, Tennessee). In its complaint, CNX alleges that Miller breached a contract to assign to CNX certain leasehold rights (“Leases”) representing approximately 30,000 acres in Campbell County, Tennessee and that the Company and another defendant, Wind City Oil & Gas, LLC, interfered with the closing of this assignment on June 6, 2008. ATN purchased the Leases from Miller for approximately $19.1 million. ATN acted in good faith and believes that the outcome of the litigation will be resolved in its favor.
     The Company is a party to various routine legal proceedings arising in the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.
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
     The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies SFAS 109, the Company recognizes the financial statement benefit of a tax position after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitation remained open. During the quarter ended September 30, 2008, there were no additions, reductions or settlements in unrecognized tax benefits. The Company has no material uncertain tax positions and the implementation of FIN 48 did not have a significant impact on the consolidated financial statements of the Company.
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
NOTE 13 — COMMON STOCK
Stock Repurchase Plan
     On September 9, 2008, the Company’s Board of Directors approved a stock repurchase agreement of up to $50.0 million at a price not to exceed $36.00 per share. The daily repurchase amount was limited to 50,000 shares. The Company purchased 442,586 of its shares during September 2008 for a total price of $14.9 million under this program. In addition, the Company utilized the remaining $20.0 million of availability under a stock repurchase agreement approved on September 12, 2005 to purchase 560,291 shares in August and September 2008. The average price for the shares purchased during the quarter was $34.76 per share (see Item 2).
Stock Splits
     On April 22, 2008, the Company’s Board of Directors approved a three-for-two stock split of the Company’s common stock effected in the form of a 50% stock dividend. All shareholders of record as of May 21, 2008 received one additional share of common stock for every two shares of common stock held on that date. The additional shares of common stock were distributed on May 30, 2008. Information pertaining to shares and earnings per share has been restated for the three and nine months ended September 30, 2008 and 2007 in the accompanying financial statements and notes to the consolidated financial statements to reflect this split.
     On April 27, 2007, the Company’s Board of Directors approved a three-for-two stock split of the Company’s common stock effected in the form of a 50% stock dividend. All shareholders of record as of May 15, 2007 received one additional share of common stock for every two shares of common stock held on that date. The additional shares of common stock were distributed on May 25, 2007. Information pertaining to shares and earnings per share has been restated for the three and nine months ended September 30, 2007 in the accompanying financial statements and notes to the consolidated financial statements to reflect this split.
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
     In June 2008, APL sold 5,750,000 common limited partner units in a public offering at a price of $37.52 per unit, yielding net proceeds of approximately $206.6 million. Also in June 2008, the Company purchased 308,109 AHD common units and 1,112,000 APL common limited partner units through a private placement transaction at a price of $32.50 and $36.02 per unit, respectively, for net proceeds of approximately $10.0 million and $40.1 million, respectively. AHD utilized the net proceeds from the sale to purchase 278,000 common units of APL, which in turn utilized the proceeds to partially fund the early termination of certain crude oil derivative agreements (see Note 8).
     In May 2008, ATN sold 2,070,000 of its Class B common units in a public offering yielding net proceeds of approximately $82.5 million. The net proceeds were used to repay a portion of ATN’s outstanding balance under its revolving credit facility. A gain of $17.7 million, net of an income tax provision of $8.7 million, in accordance with SAB 51 was recorded in consolidated equity as an increase to paid-in capital as well as a corresponding adjustment of $26.4 million to minority interest, during the nine months ended September 30, 2008.
     In May 2008, the Company purchased 600,000 of ATN’s Class B common units in a private placement at $42.00 per common unit, increasing the Company’s ownership of ATN’s common units to 29,952,996 common units. ATN’s net proceeds of $25.2 million were used to repay a portion of its outstanding balance under its revolving credit facility.
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
     In June 2007, ATN issued 24,001,009 Class B common (an approximate 31% interest in ATN at that time) for net proceeds of $597.5 million after offering costs in a private placement offering. A gain of $147.9 million, net of an income tax provision of $87.5 million, in accordance with SAB 51 was recorded in consolidated equity as an increase to paid-in capital as well as a corresponding adjustment of $235.4 million to minority interest, during the year ended December 31, 2007.
NOTE 15 — CASH DISTRIBUTIONS
     Atlas Pipeline Partners Cash Distributions. APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and AHD, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, AHD will receive between 15% and 50% of such distributions in excess of the specified target levels. Distributions declared by APL for the period from January 1, 2007 through September 30, 2008 were as follows:

		APL Cash	Total APL Cash
		Distribution	Distribution
Date Cash		per Common	to Common	Total APL Cash
Distribution	For Quarter	Limited	Limited	Distribution
Paid or Payable	Ended	Partner Unit	Partners	to AHD
			(in thousands)	(in thousands)

February 14, 2007	December 31, 2006	$0.86	$11,249	$4,193
May 15, 2007	March 31, 2007	$0.86	$11,249	$4,193
August 14, 2007	June 30, 2007	$0.87	$11,380	$4,326
November 14, 2007	September 30, 2007	$0.91	$35,205	$4,498

February 14, 2008	December 31, 2007	$0.93	$36,051	$5,092
May 15, 2008	March 31, 2008	$0.94	$36,450	$7,891
August 14, 2008	June 30, 2008	$0.96	$44,096	$9,308
November 14, 2008(1)	September 30, 2008	$0.96	$44,105	$9,312

(1)	Declared subsequent to September 30, 2008 (see Note 19)
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
     Atlas Pipeline Holdings Cash Distributions. AHD has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders. Distributions declared by AHD for the period from January 1, 2007 through September 30, 2008 were as follows:

Date Cash		Cash Distribution per	Total Cash
Distribution Paid	For Quarter	Common Limited	Distribution to the
or Payable	Ended	Partner Unit	Company (in thousands)

February 19, 2007	December 31, 2006	$0.25	$4,375
May 18, 2007	March 31, 2007	$0.25	$4,375
August 17, 2007	June 30, 2007	$0.26	$4,550
November 19, 2007	September 30, 2007	$0.32	$5,600

February 19, 2008	December 31, 2007	$0.34	$5,950
May 20, 2008	March 31, 2008	$0.43	$7,525
August 19, 2008	June 30, 2008	$0.51	$9,082
November 19, 2008(1)	September 30, 2008	$0.51	$9,082

(1)	Declared subsequent to September 30, 2008 (see Note 19)
     Atlas Energy Resources Cash Distributions. Upon completion of its initial public offering, ATN adopted a cash distribution policy under which it distributes, within 45 days after the end of each quarter, all of its available cash (as defined in its limited liability agreement) for that quarter. Distributions declared by ATN and paid to the Company from inception are as follows:

		Cash
		Distribution	Total Cash	Manager
Date Cash		Per	Distribution	Incentive
Distribution	For Quarter	Common	to the	Distribution
Paid or Payable	Ended	Unit	Company	Earned(3)
			(in thousands)	(in thousands)

February 14, 2007	December 31, 2006	$0.06 (1)	$1,806	$—
May 15, 2007	March 31, 2007	$0.43	$12,944	$—
August 14, 2007	June 30, 2007	$0.43	$12,944	$—
November 14, 2007	September 30, 2007	$0.55	$16,825	$784

February 14 , 2008	December 31, 2007	$0.57	$17,437	$965
May 15 , 2008	March 31, 2008	$0.59	$18,410	$1,214
August 14 , 2008	June 30, 2008	$0.61	$19,060	$1,687
November 14 , 2008(2)	September 30, 2008	$0.61	$19,060	$1,687

(1)	Represents a pro-rated cash distribution of $0.42 per unit for the period from December 18, 2006, the date of ATN’s initial public offering, through December 31, 2006.

(2)	Declared subsequent to September 30, 2008 (see Note 19).

(3)	Payable to the Company in 2010, provided ATN meets certain criteria within its partnership agreements.
NOTE 16 — INVESTMENT IN LIGHTFOOT
     At September 30, 2008, the Company’s subsidiary, Atlas Lightfoot, LLC, had invested an aggregate $10.7 million in Lightfoot LP and owns, directly and indirectly, approximately 13% of Lightfoot LP, an entity of whom Jonathan Cohen, Vice Chairman of the Company’s Board of Directors, is the Chairman of the Board. In addition, the Company owns, directly and indirectly, approximately 18% of Lightfoot GP, the general partner of Lightfoot LP. The Company committed to invest a total of $20.0 million in Lightfoot LP. The Company has certain co-investment rights until such point as Lightfoot LP raises additional capital through a private offering to institutional investors or a public offering. Lightfoot LP has initial equity funding commitments of approximately $160.0 million and focuses its investments primarily on incubating new master limited partnerships and providing capital to existing MLPs in need of additional equity or structured debt. Lightfoot LP concentrates on assets that are MLP-

qualified such as infrastructure, coal, and other asset categories. The Company accounts for its investment in Lightfoot under the equity method of accounting.
NOTE 17 — BENEFIT PLANS
Incentive Bonus Plan
     The Company’s shareholders approved an Incentive Bonus Plan (“Bonus Plan”) in May 2007 for the benefit of its senior executive officers. The total amount of cash bonus awards to be made under the Bonus Plan for any plan year will be based on performance goals related to objective business criteria for such year. For any plan year, the Company’s performance must achieve levels targeted by the Company’s compensation committee, as established at the beginning of each year, for any bonus awards to be made. Aggregate bonus awards to all participants under the Bonus Plan may not exceed a limit as set by the compensation committee. The compensation committee has the authority to reduce the total amount of bonus awards, if any, to be made to the eligible employees for any plan year based on its assessment of personal performance or other factors as the Board may determine to be relevant or appropriate. The compensation committee may permit participants to elect to defer awards.
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
     Stock Options. Options under the Plan become exercisable as to 25% of the optioned shares each year after the date of grant, except options totaling 1,687,500 shares awarded in fiscal 2005 to Messrs. Edward Cohen and Jonathan Cohen which are immediately exercisable, and expire not later than ten years after the date of grant. Compensation cost is recorded on a straight-line basis. The Company issues new shares when stock options are exercised or units are converted to shares. For the three and nine months ended September 30, 2007, the Company received $0.8 million and $0.9 million from the exercise of stock options, respectively. For both the three and nine months ended September 30, 2008, the Company received $0.3 million from the exercise of stock options.
     The following tables set forth the Plan activity for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	3,540,380	$16.89	2,787,151	$12.08
Granted	—	—	—	—
Matured	(28,155)	$11.32	(71,770)	$11.32
Forfeited	—	—	—	—

	Three Months Ended
	September 30,
	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, end of period(1)(2)	3,512,225	$16.94	2,715,381	$12.10

Options exercisable, end of period	2,350,298	$11.61	2,108,088	$11.49

Non-cash compensation expense recognized (in thousands)	$983		$378

	Nine Months Ended
	September 30,
	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,715,380	$12.10	2,766,432	$11.82
Granted	825,000	$32.68	30,000	$35.82
Matured	(28,155)	$11.32	(81,051)	$11.32
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	3,512,225	$16.94	2,715,381	$12.10

Options exercisable, end of period(3)(4)	2,350,298	$11.61	2,108,088	$11.49

Non-cash compensation expense recognized (in thousands)	$2,941		$1,077

(1)	The weighted average remaining contractual lives for outstanding options at September 30, 2008 and 2007 were 7.6 years and 7.8 years, respectively.

(2)	The aggregate intrinsic values of options outstanding at September 30, 2008 and 2007 were approximately $60.3 million and $60.6 million, respectively.

(3)	The number of options available for grant at September 30, 2008 was 841,704.

(4)	The weighted average outstanding contractual life of exercisable options at September 30, 2008 is 6.8 years.
     The Company used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted during the three and nine months ended September 30, 2008 and 2007. The following weighted average assumptions were used (there were no options granted during both the three months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
Expected dividend yield	0.4%	0.4%
Expected stock price volatility	33%	35%
Risk-free interest rate	2.6%	4.7%
Expected term (in years)	6.25	6.25
Fair value of stock options granted	$11.75	$15.08

     Deferred Units and Restricted Shares. Under the Plan, non-employee directors of the Company are awarded deferred units that vest over a four-year period. Each unit represents the right to receive one share of the Company’s common stock upon vesting. Units will vest sooner upon a change in control of the Company or death or disability of a grantee, provided the grantee has completed at least six month’s service. The fair value of the grants is based on the closing stock price on the grant date, and is being charged to operations over the requisite service periods using a straight-line attribution method. Upon termination of service by a grantee, all unvested units are forfeited.
     Restricted shares are granted from time to time to employees of the Company. The shares are issued to the participant, held in escrow, and paid to the participant upon vesting. The units vest one-fourth at each anniversary date over a four-year service period. The fair value of the grant is based on the closing price on the grant date, and is being expensed over the requisite service period using a straight-line attribution method.
     The following tables set forth the deferred and restricted units activity for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008		2007
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Units	Fair Value	of Units	Fair Value
Non-vested shares outstanding, beginning of period	12,083	$23.60	20,676	$14.20
Granted	397	$37.69	438	$34.25
Matured	(248)	$20.14	—	—
Forfeited	—	—	—	—

Non-vested shares outstanding, end of period	12,232	$24.13	21,114	$14.61

	Nine Months Ended
	September 30,
	2008		2007
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Units	Fair Value	of Units	Fair Value
Non-vested shares outstanding, beginning of period	21,114	$14.61	26,967	$10.61
Granted	1,920	$46.87	3,221	$27.93
Matured	(10,802)	$9.57	(9,074)	$7.43
Forfeited	—	—	—	—

Non-vested shares outstanding, end of period	12,232	$24.13	21,114	$14.61

     For the three months ended September 30, 2008 and 2007, the Company recorded non-cash compensation expense of $1.0 million and $0.4 million, respectively, for the Company’s options and units.

For the nine months ended September 30, 2008 and 2007, the Company recorded non-cash compensation expense of $3.0 million and $1.1 million, respectively, for the Company’s options and units. At September 30, 2008, the Company had unamortized compensation expense related to its unvested portion of the options and units of $9.7 million that the Company expects to recognize over four years.
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
     The common stock purchased by the ESOP with the money borrowed is held by the ESOP trustee in a suspense account. On an annual basis, as the ESOP loan is paid down, a portion of the common stock will be released from the suspense account and allocated to participating employees. As of September 30, 2008, there were 497,735 shares allocated to participants and 47,655 shares which are unallocated. The fair value of unearned ESOP shares was $1.6 million at September 30, 2008.
Supplemental Employment Retirement Plan
     In May 2004, the Company entered into an employment agreement with its Chairman of the Board, Chief Executive Officer and President, Edward E. Cohen, pursuant to which the Company has agreed to provide him with a SERP and with certain financial benefits upon termination of his employment. Under the SERP, Mr. Cohen will be paid an annual benefit equal to the product of (a) 6.5% multiplied by, (b) his base salary at the time of his retirement, death or other termination of employment with the Company, multiplied by, (c) the amount of years he shall be employed by the Company commencing upon the effective date of the SERP agreement, limited to an annual maximum benefit of 65% of his final base salary and a minimum of 26% of his final base salary. For both the three months ended September 30, 2008 and 2007, expense recognized with respect to this commitment was $0.4 million, and the expense recognized for the nine months ended September 30, 2008 and 2007 was $1.1 million and $0.5 million, respectively. As of September 30, 2008, the present value of the expected postretirement obligation due under the SERP was $3.1 million, which is included in other long-term liabilities on the Company’s consolidated balance sheets. The following table provides information about amounts recognized in the Company’s consolidated balance sheets at the dates indicated (in thousands):

	September 30,	December 31,
	2008	2007
Other liabilities	$(3,132)	$(2,475)
Accumulated other comprehensive loss	204	638
Deferred income tax asset	120	375

Net amount recognized	$(2,808)	$(1,462)

     The estimated amount that will be amortized from accumulated other comprehensive loss into expense for the year ended December 31, 2008 is $0.3 million.

AHD Long-Term Incentive Plan
     AHD has a Long-Term Incentive Plan (“AHD LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for AHD. The AHD LTIP is administered by a committee (the “AHD LTIP Committee”), appointed by AHD’s board. Under the AHD LTIP, phantom units and/or unit options may be granted, at the discretion of the AHD LTIP Committee, to all or designated Participants, at the discretion of the AHD LTIP Committee. The AHD LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At September 30, 2008, AHD had 1,440,475 phantom units and unit options outstanding under the AHD LTIP, with 659,150 phantom units and unit options available for grant.
     AHD Phantom Units. A phantom unit entitles a Participant to receive a common unit of AHD, without payment of an exercise price, upon vesting of the phantom unit or, at the discretion of the AHD LTIP Committee, cash equivalent to the then fair market value of a common limited partner unit of AHD. In tandem with phantom unit grants, the AHD LTIP Committee may grant a Participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions AHD makes on a common unit during the period such phantom unit is outstanding. The AHD LTIP Committee will determine the vesting period for phantom units. Through September 30, 2008, phantom units granted under the AHD LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the AHD LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of AHD, as defined in the AHD LTIP. Of the phantom units outstanding under the AHD LTIP at September 30, 2008, 675 units will vest within the following twelve months. All phantom units outstanding under the AHD LTIP at September 30, 2008 include DERs granted to the Participants by the AHD LTIP Committee. The amount paid with respect to the AHD LTIP DERs was $0.1 million for both the three months ended September 30, 2008 and 2007, and $0.3 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively. This amount was recorded as an adjustment of minority interests on the Company’s consolidated balance sheet.
     The following table sets forth the AHD LTIP phantom unit activity for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Outstanding, beginning of period	225,475	220,000	220,825	220,492
Granted(1)	—	—	4,650	—
Unit Adjustment	—	—	—	(492)
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)	225,475	220,000	225,475	220,000

Non-cash compensation expense recognized (in thousands)	$354	$385	$1,092	$1,224

(1)	The weighted average price for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, was $32.28 for the nine months ended September 30, 2008. There were no grants of phantom units during the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2007.

(2)	The aggregate intrinsic value for phantom unit awards outstanding as of September 30, 2008 was $5.4 million.
     At September 30, 2008, AHD had approximately $2.6 million of unrecognized compensation expense related to unvested phantom units outstanding under the AHD LTIP based upon the fair value of the awards.
     AHD Unit Options. A unit option entitles a Participant to receive a common unit of AHD upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of AHD’s common unit as determined by AHD’s LTIP Committee on the date of grant of the option. AHD’s LTIP Committee also shall determine how the exercise price may be paid by the Participant. AHD’s LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2008, unit options granted under AHD’s LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by AHD’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of AHD, as defined in AHD’s LTIP. There are no unit options outstanding under AHD’s LTIP at September 30, 2008 that will vest within the following twelve months. The following table sets forth the LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	1,215,000	$22.56	1,215,000	$22.56
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	1,215,000	$22.56	1,215,000	$22.56

Options exercisable, end of period	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$309		$309

Nine Months Ended September 30,
	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	1,215,000	$22.56	1,215,000	$22.56
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	1,215,000	$22.56	1,215,000	$22.56

Nine Months Ended September 30,
	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Options exercisable, end of period(3)	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$928		$928

(1)	The weighted average remaining contractual life for outstanding options at September 30, 2008 was 8.1 years.

(2)	The aggregate intrinsic value of options outstanding at September 30, 2008 was approximately $1.9 million.

(3)	There were no options exercised during the three and nine months ended September 30, 2008 and 2007.
     At September 30, 2008, AHD had approximately $2.2 million of unrecognized compensation expense related to unvested unit options outstanding under AHD’s LTIP based upon the fair value of the awards.
APL Long-Term Incentive Plan
     APL has a Long-Term Incentive Plan (“APL LTIP”), in which officers, employees and non-employee managing board members of the General Partner and employees of the General Partner’s affiliates and consultants are eligible to participate. The APL LTIP is administered by a committee (the “APL LTIP Committee”) appointed by AHD’s managing board. The APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 435,000 common units. Only phantom units have been granted under the APL LTIP through September 30, 2008.
     A phantom unit entitles a grantee to receive a common unit, without payment of an exercise price, upon vesting of the phantom unit or, at the discretion of the APL LTIP Committee, cash equivalent to the fair market value of an APL common unit. In addition, the APL LTIP Committee may grant a participant a DER, which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions APL makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase APL’s common limited partner units at an exercise price determined by the APL LTIP Committee at its discretion. The APL LTIP Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of AHD, the APL LTIP Committee will determine the vesting period for phantom units and the exercise period for options. Through September 30, 2008, phantom units granted under the APL LTIP generally had vesting periods of four years. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIP. Of the units outstanding under the APL LTIP at September 30, 2008, 55,103 units will vest within the following twelve months. All units outstanding under the APL LTIP at September 30, 2008 include DERs granted to the participants by the APL LTIP Committee. The amounts paid with respect to APL LTIP DERs were $0.1 million and $0.2 million for the three month periods ended September 30, 2008 and 2007, respectively, and $0.4 million and $0.5 million for the nine month periods ended September 30, 2008 and 2007, respectively. These amounts were recorded as reductions of minority interest on the Company’s consolidated balance sheet.
     The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Outstanding, beginning of period	149,923	184,162	129,746	159,067
Granted(1)	—	—	54,296	25,095
Matured(2)	(10,860)	(38,401)	(44,229)	(38,401)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Forfeited	(1,000)	(1,000)	(1,750)	(1,000)

Outstanding, end of period(3)	138,063	144,761	138,063	144,761

Non-cash compensation expense recognized (in thousands)	$600	$592	$1,783	$2,466

(1)	The weighted average prices for phantom unit awards on the date of grant, which is utilized in the calculation of compensation expense and does not represent an exercise price to be paid by the recipient, were $44.43 and $50.09 for awards granted for the nine months ended September 30, 2008 and 2007, respectively. There were no awards granted for the three months ended September 30, 2008 and 2007, respectively.

(2)	The intrinsic values for phantom unit awards exercised during the three months ended September 30, 2008 and 2007, were approximately $0.4 million and $2.0 million, respectively, and $1.8 million and $2.0 million during the nine months ended September 30, 2008 and 2007, respectively.

(3)	The aggregate intrinsic value for phantom unit awards outstanding as of September 30, 2008 was $3.5 million.
     At September 30, 2008, APL had approximately $2.7 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIP based upon the fair value of the awards.
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
     APL recognized a reduction of compensation expense of $13.3 million and $31.2 million for the three months ended September 30, 2008 and 2007, respectively, and $16.1 million and $33.6 million for the nine months ended September 30, 2008 and 2007, respectively, related to the vesting of awards under these incentive compensation agreements. The non-cash compensation expense adjustments for the nine months ended September 30, 2008 were principally attributable to changes in APL’s common unit market price, which is utilized in the estimation of its non-cash compensation expense for these awards, at September 30, 2008 when compared with APL’s price at earlier periods and adjustments based upon the achievement of actual financial performance targets through September 30, 2008. The vesting period for such awards concluded on September 30, 2007. APL’s Management anticipates that adjustments will be recorded in future periods with respect to the awards under the incentive compensation agreements based upon the actual financial performance of the assets in future periods in comparison to their estimated performance and the movement in the market value of APL’s common units. Based upon APL’s management’s estimate of the probable outcome of the performance targets at September 30, 2008, 924,978 common unit awards are ultimately expected to be issued under these agreements during the year ended December 31, 2009, which represents the total amount of common units expected to be issued under the incentive compensation agreements. APL follows SFAS No. 123(R) and recognized compensation expense related to these awards based upon the fair value method.

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
     Restricted Stock and Phantom Units. Under the ATN LTIP, 35,793 units of restricted stock and phantom units were awarded in the nine months ended September 30, 2008. The fair value of the grants is based on the closing stock price on the grant date, and is being charged to operations over the requisite service periods using a straight-line attribution method.
     The following table summarizes the activity of restricted stock and phantom units for the nine months ended September 30, 2008:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested shares outstanding at December 31, 2007	624,665	$24.42
Granted	35,793	31.62
Vested	(12,279)	21.06
Forfeited	(100)	35.00

Non-vested shares outstanding at September 30, 2008	648,079	$24.88

     Stock Options. In the nine months ended September 30, 2008, 14,000 unit options were awarded under the ATN LTIP. Option awards expire 10 years from the date of grant and are generally granted with an exercise price equal to the market price of ATN’s common units at the date of grant. ATN uses the Black-Scholes option pricing model to estimate the weighted average fair value per option granted with the following assumptions:

	Assumptions
	Grant Date	Grant Date
	June 2008	January 2008
Options granted	7,500	6,500
Expected life (years)	6.25	6.25
Expected volatility	34%	27%
Risk-free interest rate	4.0%	2.8%
Expected dividend yield	6.2%	7.0%
Weighted average fair value of stock options granted	$7.66	$3.41

     The following table sets forth option activity for the nine months ended September 30, 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2007	1,895,052	$24.09	8.9
Granted	14,000	$35.36
Exercised	—	—
Forfeited or expired	(4,850)	$26.75

Outstanding at September 30, 2008	1,904,202	$24.17	8.2	$3,102

Options exercisable at September 30, 2008	93,438	$21.00	7.5

Available for grant at September 30, 2008	1,165,536

     ATN recognized $1.4 million and $1.3 million in compensation expense related to restricted stock units, phantom units and stock options for the three months ended September 30, 2008 and 2007, respectively. ATN recognized $4.0 million and $3.4 million in related compensation expense for the nine months ended September 30, 2008 and 2007, respectively. ATN paid $0.4 million and $0.2 million with respect to its LTIP DERs for the three months ended September 30, 2008 and 2007, respectively, and $1.0 million and $0.5 million with respect to its LTIP DER’s for the nine months ended September 30, 2008 and 2007, respectively. These amounts were recorded as a reduction of minority interest on the Company’s consolidated balance sheets. At September 30, 2008, ATN had approximately $13.0 million of unrecognized compensation expense related to the unvested portion of the restricted stock units, phantom units and options.
NOTE 18 — OPERATING SEGMENT INFORMATION
     The Company’s operations include three reportable operating segments. These operating segments reflect the way the Company manages its operations and makes business decisions. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gas and oil production
Revenues(a)	$81,235	$63,265	$236,417	$136,097
Costs and expenses	(12,688)	(9,887)	(35,735)	(14,412)

Segment income	$68,547	$53,378	$200,682	$121,685

Well construction and completion
Revenues	$116,987	$103,324	$343,466	$240,841
Costs and expenses	(101,727)	(89,847)	(298,666)	(209,427)

Segment income	$15,260	$13,477	$44,800	$31,414

Atlas Pipeline
Revenues (b)	$567,032	$231,257	$991,695	$427,792
Revenues — affiliates	12,021	8,610	32,768	24,821
Costs and expenses	(338,338)	(187,390)	(1,002,861)	(377,669)

Segment income	$240,715	$52,477	$21,602	$74,944

Other(c)
Revenues	$3,380	$5,070	$13,116	$11,756
Costs and expenses	(2,890)	(2,541)	(8,206)	(6,776)

Segment income	$490	$2,529	$4,910	$4,980

Reconciliation of segment income to net income before income tax provision
Segment income
Gas and oil production	$68,547	$53,378	$200,682	$121,685
Well construction and completion	15,260	13,477	44,800	31,414

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Atlas Pipeline	240,715	52,477	21,602	74,944
Other	490	2,529	4,910	4,980

Total segment income	325,012	121,861	271,994	233,023
General and administrative expenses	(13,278)	(48,677)	(59,633)	(84,454)
Net expense reimbursement — affiliate	(255)	(246)	(689)	(775)
Depreciation, depletion and amortization	(46,134)	(35,187)	(142,910)	(61,064)
Interest expense	(37,079)	(37,480)	(105,487)	(53,681)
Minority interest income (expense)	(194,054)	6,402	60,777	14,992
Other income — net	3,815	3,526	11,838	6,425

Net income before income tax provision	$38,027	$10,199	$35,890	$54,466

Capital expenditures
Gas and oil production	$89,434	$68,768	$219,953	$122,049
Well construction and completion	—	—	—	—
Atlas Pipeline	89,124	34,544	246,394	76,428
Corporate and other	1,182	1,578	3,038	3,379

Total capital expenditures	$179,740	$104,890	$469,385	$201,856

	September 30,	December 31,
	2008	2007
Balance sheet
Goodwill
Gas and oil production	$21,527	$21,527
Well construction and completion	6,389	6,389
Atlas Pipeline	676,860	709,283
Corporate and other	7,250	7,250

	$712,026	$744,449

Total assets
Gas and oil production	$2,002,268	$1,821,631
Well construction and completion	13,854	11,138
Atlas Pipeline	3,056,762	2,877,614
Corporate and other	178,546	193,984

	$5,251,430	$4,904,367

(a)	Revenues for the nine months ended September 30, 2007 include non-cash gains of $26.3 million related to non-qualifying hedges associated with the acquisition of AGO (see Note 3).

(b)	Includes gain (loss) on mark-to-market derivatives of $147.5 million and $14.8 million for the three months ended September 30, 2008 and 2007, respectively, and ($257.3) million and ($16.0) million for the nine months ended September 30, 2008 and 2007, respectively.

(c)	Includes revenues and expenses from well services, transportation and administration and oversight that do not meet the quantitative threshold for reporting segment information for the three and nine months ended September 30, 2008 and 2007, respectively.
     Operating profit (loss) per segment represents total revenues less costs and expenses attributable thereto, excluding interest, provision for possible losses and depreciation, depletion and amortization, minority interests and general corporate expenses.
NOTE 19 — SUBSEQUENT EVENTS
     On October 29, 2008, the Company’s Board of Directors declared a cash dividend of $0.05 per share, payable on November 19, 2008 to shareholders of record on November 10, 2008.
     On October 29, 2008, ATN declared a quarterly cash distribution of $0.61 per unit on its outstanding common units, representing the cash distribution for the quarter ended September 30, 2008. This distribution is payable on November 14, 2008 to unitholders of record on November 10, 2008.
     On October 27, 2008, APL declared a quarterly cash distribution of $0.96 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2008. The $53.4 million distribution, including $9.3 million to AHD for its general partner interest after the allocation of $5.0 million of its incentive distribution rights back to APL, will be paid on November 14, 2008 to unitholders of record at the close of business on November 10, 2008.
     On October 27, 2008, AHD declared a quarterly cash distribution of $0.51 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2008. This distribution is payable on November 19, 2008 to unitholders of record on November 10, 2008.

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
General
     We are a publicly traded Delaware corporation whose common units are listed on the NASDAQ Stock Market under the symbol “ATLS”. Our assets currently consist principally of cash on hand and our ownership interests in the following entities:
•	Atlas Energy Resources, LLC (“Atlas Energy” or “ATN”), a publicly traded Delaware limited liability company (NYSE: ATN) focused on natural gas development and production in northern Michigan’s Antrim Shale and the Appalachian Basin, which we manage through our subsidiary, Atlas Energy Management, Inc., under the supervision of ATN’s board of directors;

•	Atlas Pipeline Partners, L.P. (“Atlas Pipeline Partners” or “APL”), a midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachia regions (NYSE:APL);

•	Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or “AHD”), a publicly traded Delaware limited partnership (NYSE: AHD) and owner of the general partner of APL. Through our ownership of its general partner, we manage AHD; and

•	Lightfoot Capital Partners LP (“Lightfoot LP”) and Lightfoot Capital Partners GP, LLC, (“Lightfoot GP”) the general partner of Lightfoot (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. We have an approximate direct and indirect 18% ownership interest in Lightfoot GP and a commitment to invest a total of $20.0 million in Lightfoot LP. We also have a direct and indirect ownership interests in Lightfoot L.P.
     Our ownership interest in ATN consists of the following:
•	all of the outstanding Class A units, representing 1,293,486 units at September 30, 2008, which entitles us to receive 2% of the cash distributed by ATN without any obligation to make future capital contributions to ATN;

•	all of the management incentive interests in ATN, which entitle us to receive increasing percentages, up to a maximum of 25.0%, of any cash distributed by ATN as it reaches certain target distribution levels in excess of $0.48 per ATN common unit in any quarter after ATN has met the tests set forth within its limited liability company agreement; and

•	29,952,996 common units, including 600,000 purchased in May 2008 in a private placement, representing approximately 47.3% of the outstanding common units at September 30, 2008, or a 46.3% ownership interest in ATN.
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
     Our ownership interest in APL consists of 1,112,000 common units, purchased in June 2008 in a private placement transaction, representing approximately 2.4% of the outstanding common units of APL at September 30, 2008, or a 2.3% ownership interest (see “Recent Developments”).
     Our ownership interest in AHD consists of 17,808,109 common units, including 308,109 purchased in a June 2008 private placement, representing approximately 64.4% of the outstanding common units of AHD at September 30, 2008. AHD’s general partner, which is a wholly-owned subsidiary of ours, does not have an economic interest in AHD, and AHD’s capital structure does not include incentive distribution rights. AHD’s ownership interest in APL consists of the following:
•	a 2.0% general partner interest, which entitles it to receive 2% of the cash distributed by APL;

•	all of the incentive distribution rights, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter. In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems, AHD, the holder of all of the incentive distribution rights in APL, had agreed to allocate up to $5.0 million of its incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter. AHD also agreed that the resulting allocation of incentive distribution rights back to APL would be after AHD receives the initial $3.7 million per quarter of incentive distribution rights through the quarter ended December 31, 2007, and $7.0 million per quarter thereafter (“IDR Adjustment Agreement”); and

•	5,754,253 common units, representing approximately 12.5% of the outstanding common units at September 30, 2008, or a 12.3% ownership interest in APL.
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
Financial Presentation
     Our principal operating activities are conducted principally through ATN, AHD, and APL, and our cash flows consist primarily of distributions received from ATN and AHD on our partnership interests. Our consolidated financial statements contain the consolidated financial statements of ATN and AHD, and AHD’s consolidated financial statements include the consolidated financial statements of APL. The non-controlling minority interests in ATN, AHD and APL are reflected as income (expense) in our consolidated statements of operations and as a liability on our consolidated balance sheet. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us and our wholly-owned subsidiaries and the consolidated results of ATN and AHD, including APL’s financial results, adjusted for non-controlling minority interests in ATN’s, AHD’s and APL’s net income (loss).
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
     ATN had the following key assets at September 30, 2008:
     Gas and oil operations
•	direct and indirect working interests in over 11,400 gross producing gas and oil wells;

•	net average daily production of 94.2 million cubic feet equivalents (“MMcfe”) per day for the nine months ended September 30, 2008; and

•	over 1.2 million net acres, of which over 0.8 million net acres are undeveloped.

     Partnership management business
•	ATN investment partnership business, which includes equity interests in 93 investment partnerships and a registered broker-dealer which acts as the dealer-manager of ATN’s investment partnership offerings; and
Atlas Pipeline Holdings and Atlas Pipeline Partners
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
     Through its Mid-Continent operations, APL owns and operates:
•	a FERC-regulated, 565-mile interstate pipeline system (“Ozark Gas Transmission”) that extends from southeastern Oklahoma through Arkansas and into southeastern Missouri and which has throughput capacity of approximately 400 million cubic feet per day (“MMcfd”);

•	eight active natural gas processing plants with aggregate capacity of approximately 750 MMcfd and one treating facility with a capacity of approximately 200 MMcfd, located in Oklahoma and Texas; and

•	7,870 miles of active natural gas gathering systems located in Oklahoma, Arkansas, Kansas and Texas, which transport gas from wells and central delivery points in the Mid-Continent region to APL’s natural gas processing and treating plants or Ozark Gas Transmission, as well as third party pipelines.
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
Subsequent Events
     On October 29, 2008, our Board of Directors declared a cash dividend of $0.05 per share, payable on November 19, 2008 to shareholders of record on November 10, 2008.
     On October 29, 2008, ATN declared a quarterly cash distribution of $0.61 per unit on its outstanding common units, representing the cash distribution for the quarter ended September 30, 2008. This distribution is payable on November 14, 2008 to unitholders of record on November 10, 2008.

     On October 27, 2008, APL declared a quarterly cash distribution of $0.96 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2008. The $53.4 million distribution, including $9.3 million to AHD for its general partner interest after the allocation of $5.0 million of its incentive distribution rights back to APL, will be paid on November 14, 2008 to unitholders of record at the close of business on November 10, 2008.
     On October 27, 2008, AHD declared a quarterly cash distribution of $0.51 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2008. This distribution is payable on November 19, 2008 to unitholders of record on November 10, 2008.
Recent Developments
     In September 2008, our Board of Directors approved a stock repurchase agreement of up to $50.0 million at a price not to exceed $36.00 per share. The daily repurchase amount was limited to 50,000 shares. We purchased 442,586 of its shares during September 2008 for a total purchase price of $14.9 million under this program. In addition, we utilized the remaining $20.0 million of availability under a stock repurchase agreement approved on September 12, 2005 to purchase 560,291 shares in August and September 2008. The average purchase price for the shares repurchased during the quarter was $34.76 per share (see Item 2).
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
     Atlas Energy. In October 2008, ATN acquired 21,300 acres in Sullivan County, Indiana and a 50% undivided interest in a gas gathering system with related compression and fluid disposal facilities for approximately $5.7 million. Combined with additional individual purchases of leasehold acreage during the quarter ended September 30, 2008, ATN currently leases approximately 112,000 undeveloped net acres in the New Albany Shale for total costs invested of approximately $15.0 million.
     In June 2008, ATN entered into a $19.6 million agreement with Miller Petroleum, Inc. (“Miller”) whereby Miller assigned (i) 100% of the working interest in its oil and gas leases comprising 27,620 acres in the Koppers North and Koppers South section of Campbell County, Tennessee, (ii) 100% of the working interest in 8 existing wells, and (iii) 100% of the working interest in its oil and gas leases comprising 1,952 acres adjacent to the Koppers acreage. The agreement also provides Miller with an option to participate up to 25% in up to 10 wells to be drilled on the assigned acreage. In addition, ATN entered into two agreements with Miller whereby (i) Miller will provide drilling services to it for a two-year term and (ii) whereby ATN will transport and process natural gas for Miller from its existing wells.
     Atlas Pipeline and Atlas Pipeline Holdings. In June 2008, APL sold 5,750,000 common limited partner units in a public offering at a price of $37.52 per unit, yielding net proceeds of approximately $206.6 million. Concurrently, APL sold 278,000 common limited partner units to AHD in a private placement transaction at a price of $36.02 per unit, resulting in net proceeds of approximately $10.0 million. APL also received a capital contribution from AHD of $5.4 million for it to maintain its 2.0% general partner interest in APL. APL utilized the net proceeds from the sale and the capital contribution to fund the early termination of certain crude oil derivative agreements. In order to fund its purchase of APL’s common limited partner units,

AHD sold 308,109 of its common limited partner units to us in a private placement transaction at a price of $32.50 per unit for net proceeds of $10.0 million.
     The net proceeds from the public and private placement offerings of APL’s common units were utilized to fund the early termination of a majority of its crude oil derivative contracts that it entered into as proxy hedges for the prices it receives for the ethane and propane portion of its NGL equity volume. These hedges, which related to production periods ranging from the end of second quarter of 2008 through the fourth quarter of 2009, were put in place simultaneously with APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and have become less effective as a result of significant increases in the price of crude oil and less significant increases in the price of ethane and propane. APL estimates that it incurred a charge during the second quarter 2008 of approximately $10.6 million due to the decline in the price correlation of crude oil and ethane and propane. APL terminated these derivative contracts during June and July 2008 at an aggregate net cost of approximately $264.0 million. Our net loss for the nine months ended September 30, 2008 includes a $187.6 million cash derivative expense resulting from APL’s aggregate net payments of $264.0 million to unwind a portion of these derivative contracts.
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
Acquisitions
     Atlas Energy. In June 2007, ATN acquired DTE Gas & Oil Company from DTE Energy Company (“DTE” — NYSE: DTE) for $1.3 billion in cash. The assets acquired, which consisted principally of interests in natural gas wells in the Antrim Shale, are the basis for the formation of ATN’s Michigan gas and oil operations. ATN funded the purchase price in part from its private placement of $181.2 million of its Class B common units and $416.3 million of its Class D units to investors at a weighted average negotiated price of $25.00. ATN funded the remaining purchase price from borrowings under its credit facility.
     Atlas Pipeline Partners. In July 2007, APL acquired control of Anadarko Petroleum Corporation’s (“Anadarko” — NYSE: APC) 100% interest in the Chaney Dell natural gas gathering system and processing plants located in Oklahoma and its 72.8% undivided joint venture interest in the Midkiff/Benedum natural gas gathering system and processing plants located in Texas (the “Anadarko Assets”). The transaction was effected by the formation of two joint venture companies which own the respective systems, to which APL contributed $1.9 billion and Anadarko contributed the Anadarko Assets. APL funded the purchase price, in part, from its private placement of $1.125 billion of its common units to investors at a negotiated purchase price of $44.00 per unit. Of the $1.125 billion, AHD purchased $168.8 million of these APL units, which was funded through its issuance of 6,249,995 of its common units in a private placement transaction at a negotiated purchase price of $27.00 per unit. AHD, as general partner and holder all of APL’s incentive distribution rights, also agreed to allocate up to $5.0 million of its incentive distribution rights per quarter back to APL through the quarter ended June 30, 2009, and up to $3.75 million per quarter thereafter. AHD also agreed that the resulting allocation of incentive distribution rights back to APL would be after AHD receives the initial $3.7 million per quarter of incentive distribution rights through the quarter ended December 31, 2007, and $7.0 million per quarter thereafter. APL funded the remaining purchase price from $830.0 million of proceeds from a senior secured term loan which matures in July 2014 and borrowings under its senior secured revolving credit facility that matures in July 2013.
     In connection with this acquisition, APL reached an agreement with Pioneer Natural Resources Company (“Pioneer” — NYSE: PXD), which currently holds an approximate 27.2% undivided joint venture interest in the Midkiff/Benedum system, whereby Pioneer will have an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system, which began on June 15, 2008 and ended on November 1, 2008, and up to an additional 7.4% interest beginning on June 15, 2009 and ending on November 1, 2009 (the aggregate 22.0% additional interest can be entirely purchased during the period beginning June 15, 2009 and ending on November 1, 2009). If the option is fully exercised, Pioneer would increase its interest in the system to approximately 49.2%. Pioneer would pay approximately $230 million, subject to certain adjustments, for the additional 22% interest if fully exercised. APL will manage and control the Midkiff/Benedum system regardless of whether Pioneer exercised the purchase options.
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
Atlas Pipeline Partners
     APL’s revenue primarily consists of the fees earned from its transmission, gathering and processing operations. Under certain agreements, APL purchases natural gas from producers and moves it into receipt points on its pipeline systems, and then sells the natural gas, or produced natural gas liquids (“NGLs”), if any, off of delivery points on its systems. Under other agreements, APL transports natural gas across its systems, from receipt to delivery point, without taking title to the natural gas. Revenue associated with APL’s regulated transmission pipeline is recognized at the time the transportation service is provided. Revenue associated with the physical sale of natural gas is comprised of firm transportation rates and to the extent capacity is available following the reservation of firm system capacity, interruptible transportation rates, and recognized upon physical delivery of the natural gas. In connection with its gathering and processing operations, APL enters into the following types of contractual relationships with its producers and shippers:
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
Recent Trends and Uncertainties
     Currently, there is an unprecedented uncertainty in the financial markets. This uncertainty presents additional potential risks to us and our subsidiaries. These risks include the availability and costs associated with our and our subsidiaries’ borrowing capabilities and raising additional capital, and an increase in the volatility of our and our subsidiaries’ common equity market price. While we and our subsidiaries’ do not currently have any plans to access the debt or equity capital markets, should we decide to do so in the near future, the terms, size, and cost of new debt or equity could be less favorable than in previous transactions.
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
     Atlas Pipeline Partners. The midstream natural gas industry links the exploration and production of natural gas and the delivery of its components to end-use markets and provides natural gas gathering, compression, dehydration, treating, conditioning, processing, fractionation and transportation services. This industry group is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas producing wells.
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

Results of Operations
     The following table illustrates selected operational information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Atlas Energy:
Production revenues (in thousands)
Gas(1)	$77,253	$60,302	$224,345	$102,439
Oil	$3,956	$2,938	$12,014	$7,357

Production volume(1) (2) (3) (4)
Gas (mcfd)	93,664	88,628	91,684	85,545
Oil (bpd)	424	446	421	425

Total (mcfed) Oil(bpd)	96,209	91,304	94,210	88,095

Average sales prices(3)(5):
Gas (per mcf)(6)	$9.26	$8.19	$9.35	$8.55
Oil (per bbl) (9) Gas(mcfd)	$101.34	$71.63	$104.15	$63.75

Production costs (3) (7):

Lease operating expenses	$0.85	$0.74	$0.82	$0.78
As a percent of production revenues per mcf	9%	10%	9%	10%
Production taxes per mcfe	0.41	0.25	0.39	0.17

Total production costs per mcfe	$1.26	$0.99	$1.21	$0.95

Depletion per Mcfe(3)	$2.57	$2.19	$2.55	$2.24

Atlas Pipeline Partners:
Appalachia system throughput volume (mcfd)(3)	91,829	71,876	84,007	66,888

Velma system gathered gas volume (mcfd)(3).	64,386	63,757	64,103	62,531

Elk City/Sweetwater system gathered gas volume (mcfd)(3)	279,145	299,450	292,307	298,724

Chaney Dell system gathered gas volume (mcfd)(3) (8)	300,467	255,649	278,906	255,649

Midkiff/Benedum system gathered gas volume (mcfd)(3) (8)	143,224	150,061	145,300	150,061

NOARK Ozark Gas Transmission throughput volume (mcfd)(3)	445,708	325,652	412,634	311,562

Combined throughput volume (mcfd)(3)	1,324,759	1,166,445	1,277,257	1,145,415

(1)	Excludes sales of residual gas and sales to landowners.

(2)	Production quantities consist of the sum of (i) Atlas Energy’s proportionate share of production from wells in which it has a direct interest, based on its proportionate net revenue interest in such wells, and (ii) Atlas Energy’s proportionate share of production from wells owned by the investment partnerships in which Atlas Energy has an interest, based on Atlas Energy’s equity interest in each such partnership and based on each partnership’s proportionate net revenue interest in these wells.

(3)	“Mcf” and “mcfd” represents thousand cubic feet and thousand cubic feet per day; “mcfe” and “mcfed” represents thousand cubic feet equivalent and thousand cubic feet equivalent per day, and “bbl” and “bpd” represents barrels and barrels per day. Barrels are converted to mcfe using the ratio of six mcf’s to one barrel.

(4)	Atlas Energy acquired AGO on June 29, 2007, and production volume from these assets have only been included from that date.

(5)	Atlas Energy’s average sales price before the effects of financial hedging was $10.49 and $6.55 for the three months ended September 30, 2008 and 2007, respectively, and $10.03 and $7.12 per Mcf for the nine months ended September 30, 2008 and 2007, respectively.

(6)	Includes $2.6 million and $6.5 million of derivative proceeds which were not included as revenue in the three months ended September 20, 2008 and 2007, respectively, and $10.5 million and $6.5 million in the nine months ended September 30, 2008 and 2007, respectively.

(7)	Production costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes, insurance and production overhead.

(8)	Atlas Pipeline acquired the Chaney Dell and Midkiff/Benedum systems on July 27, 2007, and production volume from these systems has only been included from that date.

(9)	Atlas Energy’s average sales price for oil before the effects of financial hedging were $106.94 and $108.09 per barrel for the three months and nine months ended September 30, 2008. There were no oil financial hedges for the three months and nine months ended September 30, 2007.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Natural Gas and Oil Production. Our natural gas and oil production revenues consist of ATN’s production and sale of natural gas and crude oil to unaffiliated third-party customers. Natural gas and oil production expenses include labor to operate wells and related equipment, repairs and maintenance, materials and supplies, property taxes, severance taxes and other related costs. Our natural gas and oil production revenues were $81.2 million for the three months ended September 30, 2008, an increase of $17.9 million from $63.3 million for the prior year comparable period. Total production volume increased to 96.2 mmcfe per day for the three months ended September 30, 2008 compared with 91.3 mmcfe per day for the prior year comparable period. ATN’s Michigan assets, acquired in June 2007, accounted for $46.9 million of natural gas and oil production revenue for the three months ended September 30, 2008, an increase of $10.3 million compared with the third quarter 2007. ATN’s Appalachian assets had natural gas and oil production revenue of $34.3 million for the third quarter 2008, an increase of $7.7 million compared with revenue of $26.6 million for the third quarter 2007. The increase in revenue related to ATN’s Michigan and Appalachia assets is primarily related to increased prices (after the effect of financial hedges), as well as an increase in volumes of 1.2 mmcfe per day or 2.0% and 3.7 mmcfe per day or 11.7%.
     Natural gas and oil production expenses were $12.7 million for the three months ended September 30, 2008, an increase of $2.8 million from $9.9 million for the prior year comparable period. The increase was attributable to $1.2 million of production expenses in ATN’s Appalachia assets and a $1.5 million increase in Michigan production expenses due to an increase in the number of wells ATN owns.
     Well Construction and Completion. Our well construction and completion revenues and expenses represent fees generated and costs incurred associated with the completion of wells for drilling investments partnerships ATN sponsors. ATN’s drilling contracts are on a “cost plus” basis (typically cost plus 15%) and, as such, an increase in well drilling costs also results in an increase in well drilling revenues. Our well construction and completion revenues were $117.0 million for the three months ended September 30, 2008, an increase of $13.7 million from $103.3 million for the prior year comparable period. The increase is primarily due to the increase in the number of Marcellus Shale wells drilled for the three months ended September 30, 2008, which are drilled at a higher cost than other ATN Appalachian wells. ATN drilled 242 net wells for the third quarter 2008 compared with 286 for the prior year third quarter. At September 30, 2008, the balance in “Liabilities associated with drilling contracts” on our consolidated balance sheet includes $12.9 million of funds raised in ATN’s drilling investment programs that have not been applied to the completion of wells as of September 30, 2008 due to the timing of drilling operations, and thus have not been recognized as well construction and completion revenue.

     Administration and Oversight and Well Services. Administration and oversight revenues consist of fees ATN receives from the investment drilling partnerships upon drilling of well ($15,000 to $60,000) and on a monthly basis afterwards ($75 per month) for administration services provided for the remaining life of the well. Well services revenues consist of monthly operating fees ATN receives from the investment drilling partnerships for the remaining life of the well. Administration and oversight fee revenues were $5.2 million for the third quarter 2008 compared with $5.4 million for the third quarter 2007. Well services revenues were $5.3 million for the third quarter 2008 compared with $4.8 million for the third quarter 2007, an increase of $0.5 million or 10.4%. The increase in well services revenue was due to an increase in the number of wells operated for our investment partnerships.
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
     Our transmission, gathering and processing revenues were $424.4 million for the three months ended September 30, 2008, an increase of $178.2 million from $246.2 million for the prior year comparable period. Transmission, gathering and processing expenses were $338.5 million for the three months ended September 30, 2008, an increase of $151.1 million from $187.4 million for the prior year comparable period. These increases were due principally to the revenues and expenses associated with APL’s Chaney Dell and Midkiff/Benedum systems, which were acquired in late July 2007, and the effect of higher realized commodity prices and higher volumes on its other systems. APL’s average gross natural gas gathered volume for the three months ended September 30, 2008 was 1.3 billion cubic feet per day (“bcfd”) compared with 1.2 bcfd for the prior year comparable period, an increase of 0.1 bcfd due principally to the acquisition of the Chaney Dell and Midkiff/Benedum systems.
     Gain (Loss) on Mark-to-Market Derivatives. Gain on mark-to-market derivatives was $147.5 million for the three months ended September 30, 2008 compared with a loss of $11.5 million for the prior year comparable period. This favorable movement was primarily due to a $243.4 million favorable movement in APL’s non-cash mark-to-market adjustments, partially offset by a $70.3 million net cash derivative expense related to APL’s early termination of a portion of its crude oil derivative contracts (see “Recent Developments”) and an unfavorable movement of $17.4 million related to APL’s non-qualified derivative cash settlements. The $243.4 million favorable movement in APL’s non-cash mark-to-market adjustments was due principally to a decrease in forward crude oil market prices from June 30, 2008 to September 30, 2008 and their favorable mark-to-market impact on certain non-qualified derivative contracts APL has for production volumes in future periods. Average forward crude oil market prices, which are the basis for adjusting the fair value of APL’s crude oil derivative contracts, at September 30, 2008 were $102.50 per barrel, a decrease of $37.76 from average forward crude oil market prices at June 30, 2008 of $140.26 per barrel. APL enters into derivative instruments solely to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “— Quantitative and Qualitative Disclosures About Market Risk”.
     Other Income, Costs and Expenses. General and administrative expenses, including amounts reimbursed to affiliates, decreased $35.4 million to $13.5 million for the three months ended September 30, 2008 compared with $48.9 million for the prior year comparable period. This decrease was primarily related to a $43.9 million decrease in non-cash compensation expense, partially offset by higher costs of managing our operations. The decrease in non-cash compensation expense was principally attributable to a $13.3 million mark-to-market gain recognized for certain APL common unit awards for which the ultimate amount to be issued will be determined after the completion of our 2008 fiscal year and is based upon the financial performance of APL’s acquired assets. The mark-to-market gain was the result of a significant change in APL’s common unit market price at September 30, 2008 when compared with the June 30, 2008 price, which is utilized in the estimate of APL’s non-cash compensation expense for these awards. Non-cash compensation expense of $31.8 million for the three months ended September 30, 2007 included $31.2 million recognized in connection with these common unit awards as a result of the effect APL’s Chaney Dell and Midkiff/Benedum acquisition had on the calculation of the awards.
     Depreciation, depletion and amortization increased to $46.1 million for the three months ended September 30, 2008 compared with $35.2 million for the three months ended September 30, 2007 due primarily to the depreciation and depletion associated with ATN’s acquired DGO assets and APL’s acquired Chaney Dell and Midkiff/Benedum system assets and ATN’s and APL’s expansion capital expenditures incurred between the periods.
     Interest expense decreased to $37.1 million for the three months ended September 30, 2008 as compared with $37.5 million for the comparable prior year period. This $0.4 million decrease was primarily due to a $1.7 million decrease in amortization expense related to deferred financing costs, partially offset by additional interest expense on increased borrowings by ATN and APL.
     Minority interest income (expense) for the three months ended September 30, 2008, which represents non-controlling, non-affiliated ownership interests in ATN, AHD and APL, was a loss of $194.1 million compared with income of $6.4 million for the prior year comparable period. The change between periods is principally due to a $223.1 million increase in APL’s net income and a $6.6 million increase in ATN’s net income between periods. These amounts were partially offset by a decrease in our ownership interest in AHD to 64.4% for the three months ended September 30, 2008 compared with 83% for the prior year comparable period. The increase in APL’s net income was the result of a favorable movement of $243.4 million in the impact of certain net losses recognized on derivatives from the prior year comparable period. ATN’s increase in net income between periods was principally due to an increase in production volumes and higher partnership management fees. The decrease in our ownership interest in AHD was due to its public issuances of common units in July 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Natural Gas and Oil Production. Our natural gas and oil production revenues were $236.4 million for the nine months ended September 30, 2008, an increase of $126.6 million from $109.8 million for the prior year comparable period. Total production volumes increased to 94.2 mmcfe per day for the nine months ended September 30, 2008 compared with 88.1 mmcfe per day for the prior year comparable period. ATN’s Michigan assets, acquired on June 29, 2007, accounted for $139.2 million of natural gas and oil production revenue for the nine months ended September 30, 2008, an increase of $75.5 million when compared with the prior year nine month period. ATN’s Appalachian assets had natural gas and oil production revenue of $97.2 million for the nine months ended September 30, 2008, an increase of $24.8 million, or 34.3% compared with $72.4 million for the comparable prior year period. The increase in revenue related to ATN’s Appalachia assets is primarily related to an increase in volumes of 5.6 mmcfe per day, or 19.7% when compared with the prior year period.
     Natural gas and oil production expenses were $35.7 million for the nine months ended September 30, 2008, an increase of $21.3 million from $14.4 million for the prior year comparable period. The increase was attributable to an increase of $18.8 million in ATN’s Michigan assets and a $2.5 million increase in Appalachia production expenses due to an increase in the number of wells ATN owns.
     Well Construction and Completion. Our well construction and completion revenues were $343.4 million for the nine months ended September 30, 2008, an increase of $102.6 million from $240.8 million for the prior year comparable period. The increase is primarily due to the increase in the number of Marcellus Shale wells drilled for the nine months ended September 30, 2008, which are drilled at a higher cost than other ATN Appalachian wells. ATN drilled 672 net wells for the nine months ended September 30, 2008 compared with 748 for the prior year comparable period.
     Administration and Oversight and Well Services. Administration and oversight fee revenues were $15.4 million for the nine months ended September 30, 2008 compared with $13.3 million for the nine months ended September 30, 2007, an increase of $2.1 million or 15.2%. Well services revenues were $15.4 million for the nine months ended September 30, 2008 compared with $12.7 million for the nine months ended September 30, 2007, an increase of $2.7 million or 20.8%. The increase in administration and oversight fee revenue was due to an increase in the number of Marcellus shale wells drilled, while the increase in well services revenue was due to an increase in the number of wells operated by our drilling partnerships.
     Transmission, Gathering and Processing. Our transmission, gathering and processing revenues were $1,264.2 million for the nine months ended September 30, 2008, an increase of $783.6 million from $480.6 million for the prior year comparable period. Transmission, gathering and processing expenses were $1,003.3 million for the nine months ended September 30, 2008, an increase of $625.6 million from $377.7 million for the prior year comparable period. These increases were due principally to the revenues and expenses associated with APL’s Chaney Dell and Midkiff/Benedum systems and the effect of higher realized commodity prices and higher volumes on its other systems. APL’s average gross natural gas gathered volume for the nine months ended September 30, 2008 was 1.3 billion cubic feet per day (“bcfd”) compared with 1.1 bcfd for the prior year comparable period, an increase of 0.2 bcfd due principally to the acquisition of the Chaney Dell and Midkiff/Benedum systems.
     Gain (Loss) on Mark-to-Market Derivatives. Loss on mark-to-market derivatives was $257.3 million for the nine months ended September 30, 2008 compared with $16.0 million for the prior year comparable period. This unfavorable movement was due primarily to a net cash loss of $186.1 million and a non-cash derivative loss of $39.9 million related to the APL’s early termination of a portion of its crude oil derivative contracts (see “Recent Developments”), and an unfavorable movement of $51.7 million related to APL’s non-qualified derivative cash settlements. These amounts were partially offset by a $62.6 million favorable movement in APL’s non-cash mark-to-market adjustments. APL enters into derivative instruments principally to hedge its forecasted natural gas, NGLs and condensate sales against the variability in expected future cash flows attributable to changes in market prices. See further discussion of derivatives under Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.
     Other Income, Costs and Expenses. General and administrative expenses, including amounts reimbursed to affiliates, decreased $24.9 million to $60.3 million for the nine months ended September 30, 2008 compared with $85.2 million for the prior year comparable period. The decrease was primarily related to a $47.6 million decrease in non-cash compensation expense, partially offset by higher costs of managing our operations. The decrease in non-cash compensation expense was principally attributable to a $49.7 million mark-to-market gain recognized for certain APL common unit awards for which the ultimate amount to be issued will be determined after the completion of our 2008 fiscal year and is based upon the financial performance of APL’s acquired assets. The mark-to-market gain was the result of a significant change in APL’s common unit market price at September 30, 2008 when compared with the December 31, 2007 price, which is utilized in the estimate of the non-cash compensation expense for these awards. Non-cash compensation expense of $43.5 million for the nine months ended September 30, 2007 included $33.6 million recognized in connection with these common unit awards as a result of the effect APL’s Chaney Dell and Midkiff/Benedum acquisition had on the calculation of the awards.
     Depreciation, depletion and amortization increased to $142.9 million for the nine months ended September 30, 2008 compared with $61.1 million for the nine months ended September 30, 2007 due primarily to the depreciation and depletion associated with ATN’s acquired DGO assets and APL’s acquired

Chaney Dell and Midkiff/Benedum system assets and ATN’s and APL’s expansion capital expenditures incurred between the periods.
     Interest expense increased to $105.5 million for the nine months ended September 30, 2008 as compared with $53.7 million for the comparable prior year period. This $51.8 million increase was primarily due to interest associated with additional borrowings by ATN and APL to partially finance ATN’s acquisition of DGO in June 2007 and APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems during July 2007. These amounts were partially offset by lower variable interest rates between periods.
     Minority interest income for the nine months ended September 30, 2008, which represents non-controlling, non-affiliated ownership interests in ATN, AHD and APL, was $60.8 million compared with $15.0 million for the prior year comparable period. The change between periods is principally due to a $83.1 million decrease in APL’s net income and a decrease in our ownership interest in AHD to 64% for the nine months ended September 30, 2008 compared with 83% for the prior year comparable period. These amounts were partially offset by a $20.9 million increase in ATN’s net income between periods. The decrease in APL’s net income was the result of an unfavorable movement of $215.1 million in the impact of certain net losses recognized on derivatives from the prior year comparable period. The decrease in our ownership interest in AHD was due to its private placement of common units to partially finance APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007. ATN’s increase in net income between periods was principally due to the inclusion of DGO’s operating results from its date of acquisition and higher Appalachia production volumes and prices.
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
     During the year ended December 31, 2007, ATN raised $145.0 million through its investment partnerships and anticipates raising between $450.0 million and $500.0 million during the current fiscal year. During the nine months ended September 30, 2008, ATN had raised $238.4 million through its investment partnerships. At September 30, 2008, ATN had $462.0 million of outstanding borrowings under its credit facility, with a borrowing base of $697.5 million. In addition to the availability under its credit facility, ATN has a universal shelf registration statement on file with the Securities and Exchange Commission, which allows it to issue an unlimited amount of equity or debt securities.

     Atlas Pipeline Holdings. AHD’s primary sources of liquidity are distributions received with respect to its ownership interests in APL and borrowings under its credit facility. Its primary cash requirements are for its general and administrative expenses, capital contributions to APL to maintain or increase its ownership interest and quarterly distributions to its common unitholders. AHD expects to fund its general and administrative expenses through distributions received from APL and its capital contributions to APL through the retention of cash and borrowings under its credit facility. At September 30, 2008, AHD had $31.0 million outstanding and $19.0 million of remaining committed capacity under its credit facility, subject to covenant limitations (see Note 7 under Item 1, “Financial Statements”).
     Atlas Pipeline Partners. APL’s primary sources of liquidity are cash generated from operations and borrowings under its credit facility. APL’s primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures and quarterly distributions to its common unitholders and general partner. In general, we expect APL to fund:
•	cash distributions and maintenance capital expenditures through existing cash and cash flows from operating activities;

•	expansion capital expenditures and working capital deficits through the retention of cash and additional borrowings; and

•	debt principal payments through additional borrowings as they become due or by the issuance of additional limited partner units.
     At September 30, 2008, APL had $175.0 million of outstanding borrowings under its $380.0 million credit facility and $8.1 million of outstanding letters of credit, which are not reflected as borrowings on our consolidated balance sheet, with $196.9 million of remaining committed capacity under its credit facility, subject to covenant limitations. In addition to the availability under its credit facility, APL has a universal shelf registration statement on file with the Securities and Exchange Commission, which allows it to issue equity or debt securities of which $136.4 million remains available for issuance at September 30, 2008.
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
Cash Flows — Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Net cash used in operating activities of $143.7 million for the nine months ended September 30, 2008 represented a decrease of $221.8 million from $78.1 million of net cash provided by operating activities for the comparable prior year period. The decrease was derived principally from a $145.1 million increase in cash distributions paid to minority interests and a $92.5 million decrease in net income excluding non-cash items, partially offset by a $19.8 million favorable movement in deferred taxes. The decrease due to cash distributions to minority interests is due mainly to increases in ATN’s, AHD’s and APL’s common units outstanding and their cash distribution amount per common unit. The decrease in net income excluding non-cash items was principally due to the unfavorable cash impact from APL’s early termination of certain crude oil instruments during June and July 2008, partially offset by the increased profitability in other aspects of ATN’s and APL’s operations. The non-cash charges which impacted net income include unfavorable increases for minority interests in net income of $45.8 million, non-cash loss on derivatives of $65.4, and non-cash compensation related to long-term incentive plans of $47.6 million, partially offset by a favorable increase of $81.8 million for depreciation, depletion and amortization. The movement in net non-cash loss on derivative value between periods resulted from commodity price movements during the nine months ended

September 30, 2008 and the unfavorable non-cash impact it had on our net income, which was due to the mark-to-market of derivative contracts APL has for future periods. The increase in depreciation, depletion and amortization resulted from ATN’s acquisition of DTE in June 2007 and APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007. The movement in minority interests in net income was due to a decrease in APL’s net income and a decrease in our ownership interests in AHD and ATN between periods, partially offset by an increase in ATN’s net income between periods.
     Net cash used in investing activities of $437.5 million for the nine months ended September 30, 2008 represented a decrease of $2,916.2 million from $3,353.7 million used in investing activities for the comparable prior year period. This decrease was principally due to a $3,173.1 million reduction in cash paid for acquisitions related ATN’s acquisition of AGO on June 29, 2007 and APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems, the current year post-closing purchase price adjustment of APL’s prior year acquisition of the Chaney Dell and Midkiff/Benedum systems of $31.4 million, and a $9.9 million decrease in our cash paid for investments in Lightfoot. This decrease was partially offset by a $267.5 million increase in capital expenditures. See further discussion of capital expenditures under “—Capital Requirements”.
     Net cash provided by financing activities of $560.9 million for the nine months ended September 30, 2008 represented a decrease of $2,643.0 million from $3,203.9 million of net cash provided by financing activities for the prior year comparable period. This decrease was principally due to a $1,910.5 million net reduction in APL, ATN, and AHD credit facility borrowings, and a $1,421.7 million decrease in net proceeds from APL and ATN equity offerings. These amounts are partially offset by a $652.0 million increase in net proceeds from the issuance of APL and ATN long-term debt and a decrease of $45.6 million in our purchases of our stock.
Capital Requirements
     Our principal assets are our ownership interests in ATN, APL and AHD, through which our operating activities occur. As such, we do not have any separate capital requirements apart from those entities, other than our commitment to invest a maximum of $20.0 million in Lightfoot, of which, we have already invested $10.7 million at September 30, 2008. AHD, whose principal assets are its ownership interests in APL, does not have any separate capital requirements apart from APL. A more detailed discussion of ATN’s and APL’s capital requirements is provided below.
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
     Atlas Pipeline Partners. APL’s operations require continual investment to upgrade or enhance existing operations and to ensure compliance with safety, operational, and environmental regulations. APL’s capital requirements consist primarily of:
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

     The following table summarizes our consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Atlas Energy
Maintenance capital expenditures	$12,975	$12,975	$38,925	$30,475
Expansion capital expenditures	77,641	57,371	184,066	94,953

Total	$90,616	$70,346	$222,991	$125,428

Atlas Pipeline Partners
Maintenance capital expenditures	$1,711	$2,328	$5,375	$3,800
Expansion capital expenditures	87,413	32,216	241,019	72,628

Total	$89,124	$34,544	$246,394	$76,428

Consolidated
Maintenance capital expenditures	$14,686	$15,303	$44,300	$34,275
Expansion capital expenditures	165,054	89,587	425,085	167,581
Total	$179,740	$104,890	$469,385	$201,856

     ATN’s expansion capital expenditures increased to $77.6 million and $184.1 million for the three and nine months ended September 30, 2008, respectively, due principally to higher capital contributions to its investment drilling partnerships and increased acquisitions of leasehold acreage. ATN maintenance capital expenditures for the three and nine months ended September 30, 2008 were $13.0 and $38.9 million, respectively, due primarily to the maintenance capital expenditures associated with the DGO acquisition, which occurred in June 2007.
     APL’s expansion capital expenditures increased to $87.4 million and $241.0 million for the three and nine months ended September 30, 2008, respectively, due principally to the expansion of APL’s gathering systems and upgrades to processing facilities and compressors to accommodate new wells drilled in its service areas, including the construction of a 60 MMcfd expansion of APL’s Sweetwater processing plant. The decrease in maintenance capital expenditures for the three months ended September 30, 2008 when compared with the prior year third quarter was due to changes in the timing of APL’s scheduled maintenance activity between periods. The increase in maintenance capital expenditures for the nine months ended September 30, 2008 when compared with the prior year comparable period was due to the maintenance capital requirements of APL’s Chaney Dell and Midkiff/Benedum systems, which it acquired in July 2007, and fluctuations in the timing of APL’s scheduled maintenance activity.
     As of September 30, 2008, we are committed to expend approximately $153.9 million on pipeline extensions, compressor station upgrades and processing facility upgrades.
Income Taxes
     Our effective income tax rate was 36.6% and 31.7% for the nine months ended September 30, 2008 and 2007, respectively, and 36.6% and 30.4% for the three months ended September 30, 2008 and 2007, respectively. The respective increases in our effective income tax rate between periods is a result of a reduction in tax benefits related to depletion and tax-exempt interest income relative to income (loss) before taxes. Currently, it is our expectation that our effective income tax rate will approximate 36.7% for the year ended December 31, 2008.

Off Balance Sheet Arrangements
     As of September 30, 2008, our off balance sheet arrangements are limited to ATN’s guarantee of Crown Drilling of Pennsylvania, LLC’s $3.6 million credit agreement, ATN’s and APL’s letters of credit outstanding of $5.0 million and $8.1 million and our commitments to expend approximately $153.9 million on capital projects. In addition, we are committed to invest a total of $20.0 million in Lightfoot, of which $10.7 million has been invested as of September 30, 2008.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, deferred tax assets and liabilities, depreciation and amortization, asset impairment, fair value of derivative instruments, stock compensation, and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 2 under Item 1, “Financial Statements” included in this report, and there have been no material changes to these policies through September 30, 2008.
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
SFAS No. 157’s hierarchy defines three levels of inputs that may be used to measure fair value:
Level 1— Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumption market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.
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
New and Recently Adopted Accounting Standards
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share (“EPS”) described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP. We will apply the requirements of FSP EITF 03-6-1 upon its adoption on January 1, 2009 and we do not believe the adoption of FSP EITF 03-6-1 will have a material impact on our financial position or results of operations
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Policies” (“SFAS 162”), which reorganizes the sources of accounting principles into a GAAP hierarchy in order of authority. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 will not have a material impact on our financial position or results of operations.
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
     In March 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF No. 07-4”), an update of EITF No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF No. 03-6”). EITF 07-4 considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. EITF 07-4 also considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. EITF No. 07-4 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years, and requires retrospective application of the guidance to all periods presented. Early adoption is prohibited. We currently do not expect the adoption of EITF 07-4 to have an impact on our financial position and results of operations.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends the requirements of SFAS No. 133 to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact the adoption of SFAS No. 161 will have on the disclosures regarding our derivative instruments.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported, and disclosed on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We will apply the requirements of SFAS No. 160 upon its adoption on January 1, 2009 and are currently evaluating whether SFAS No. 160 will have a material impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, however retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS No. 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. We will apply the requirements of SFAS No. 141(R) upon its adoption on January 1, 2009 and are currently evaluating whether SFAS No. 141(R) will have a material impact on our financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective at the inception of an entity’s first fiscal year beginning after November 15, 2007 and offers various options in electing to apply its provisions. We adopted SFAS No. 159 at January 1, 2008, and have elected not to apply the fair value option to any of our financial instruments not already carried at fair value in accordance with other accounting standards.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value statements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-b, “Effective Date of FASB Statement No. 157”, which provides for a one-year deferral of the effective date of SFAS No. 157 with regard to an entity’s non-financial assets and non-financial liabilities, or any non-recurring fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 at January 1, 2008 with respect to our subsidiaries’ derivative instruments, which are measured at fair value within our financial statements. The provisions of SFAS No. 157 have not been applied to our non-financial assets and non-financial liabilities. See “—Fair Value of Financial Instruments” for disclosures pertaining to the provisions of SFAS No. 157 with regard to our subsidiaries’ financial instruments.

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
     We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodical use of derivative financial instruments. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2008. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.
     Current market conditions elevate our and our subsidiaries’ concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to our subsidiaries, if any. The counterparties related to our subsidiaries commodity and interest-rate derivative contracts are banking institutions, who also participate in their revolving credit facilities. The creditworthiness of our subsidiaries’ counterparties is constantly monitored, and we currently believe them to be financially viable. We are not aware of any inability on the part of our subsidiaries’ counterparties to perform under their contracts and believe our exposure to non-performance is remote.

     Interest Rate Risk. At September 30, 2008, ATN had a senior secured revolving credit facility with a borrowing base of $697.5 million ($462.0 million outstanding). The weighted average interest rate for these borrowings was 4.6% at September 30, 2008. ATN also has interest rate derivative contracts at September 30, 2008 having an aggregate notional principal amount of $150.0 million. Under the terms of this agreement, ATN will pay 3.11%, plus the applicable margin as defined under the terms of its credit facility, and will receive LIBOR plus the applicable margin, on the notional principal amount. This derivative contract effectively converts $150.0 million of ATN’s floating rate debt under the credit facility to fixed-rate debt. The interest rate swap agreement expires on January 31, 2011.
     In May 2008, AHD entered into an interest rate derivative contract having an aggregate notional principal amount of $25.0 million. Under the terms of agreement, AHD will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. This derivative effectively converts $25.0 million of its floating rate debt under the revolving credit facility to fixed-rate debt. The interest rate swap agreement began on May 30, 2008 and expires on May 28, 2010.
     At September 30, 2008, APL had interest rate derivative contracts having aggregate notional principal amounts of $450.0 million. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. These derivatives effectively convert $450.0 million of APL’s floating rate debt under its term loan and revolving credit facility to fixed-rate debt. The APL interest rate swap agreements are effective as of September 30, 2008 and expire during periods ranging from January 30, 2010 through April 30, 2010.
     At September 30, 2008, APL had a $380.0 million senior secured revolving credit facility ($175.0 million outstanding). APL also had $707.2 million outstanding under its senior secured term loan at September 30, 2008. The weighted average interest rate for APL’s revolving credit facility borrowings was 4.9% at September 30, 2008, and the weighted average interest rate for the term loan borrowings was 6.2% at September 30, 2008.
     Holding all other variables constant, including the effect of interest rate derivatives, a hypothetical 100 basis-point, or 1% change in interest rates would change our consolidated interest expense by $7.5 million.
     Commodity Price Risk. Our market risk exposure to commodities is due to the fluctuations in the price of natural gas, NGLs, condensate and oil and the impact those price movements have on the financial results of our subsidiaries. To limit its exposure to changing natural gas prices, ATN uses financial derivative instruments for a portion of its future natural gas production. APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. APL enters into financial swap and option instruments to hedge forecasted sales against the variability in expected future cash flows attributable to changes in market prices. These financial swap and option instruments are generally classified as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). A 10% change in the average price of natural gas, NGLs, condensate and oil would result in a change to our consolidated operating income (loss), excluding minority interest and income tax effects, for the twelve-month period ending September 30, 2009 of approximately $34.8 million.
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
     As of September 30, 2008, ATN had the following interest rate and commodity derivatives:
Natural Gas Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability)
	(MMbtu)	(per MMbtu)	(in thousands) (1)
2008	9,890,000	$8.87	$13,683
2009	45,060,000	$8.56	16,077
2010	33,660,000	$8.14	(11,620)
2011	25,980,000	$7.91	(11,840)
2012	17,440,000	$8.13	(4,196)
2013	1,500,000	$8.73	443

			$2,547

Natural Gas Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/(Liability)
		(MMbtu)	(per MMbtu)	(in thousands) (1)
2008	Puts purchased	390,000	$7.50	$80
2008	Calls sold	390,000	$9.40	—
2009	Puts purchased	240,000	$11.00	714
2009	Calls sold	240,000	$15.35	—
2010	Puts purchased	3,120,000	$7.92	—
2010	Calls sold	3,120,000	$9.10	(604)

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/(Liability)
		(MMbtu)	(per MMbtu)	(in thousands) (1)
2011	Puts purchased	7,200,000	$7.50	—
2011	Calls sold	7,200,000	$8.45	(3,804)
2012	Puts purchased	720,000	$7.00	—
2012	Calls sold	720,000	$8.37	(468)

				$(4,082)

Crude Oil Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability)
	(Bbl)	(per Bbl)	(in thousands)(2)
2008	22,400	$103.67	$47
2009	58,900	$99.92	(148)
2010	48,900	$97.31	(344)
2011	40,400	$96.43	(327)
2012	33,500	$96.00	(280)
2013	9,000	$95.95	(75)

			$(1,127)

Crude Oil Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/ (Liability)
		(Bbl)	(per Bbl)	(in thousands)(2)
2008	Puts purchased	10,500	$85.00	$2
2008	Calls sold	10,500	$126.44	—
2009	Puts purchased	36,500	$85.00	—
2009	Calls sold	36,500	$118.63	(86)
2010	Puts purchased	31,000	$85.00	—
2010	Calls sold	31,000	$112.92	(190)
2011	Puts purchased	27,000	$85.00	—
2011	Calls sold	27,000	$110.81	(196)
2012	Puts purchased	21,500	$85.00	—
2012	Calls sold	21,500	$110.06	(165)
2013	Puts purchased	6,000	$85.00	—
2013	Calls sold	6,000	$110.09	(47)

				$(682)

Total ATN net derivative liability				$(3,344)

(1)	Fair value based on forward NYMEX natural gas prices, as applicable.

(2)	Fair value based on forward WTI crude oil prices, as applicable.
     Atlas Pipeline Partners. AHD and APL apply the provisions of SFAS No. 133 to our derivative instruments. AHD and APL formally document all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the derivative contracts to the forecasted transactions. Under SFAS No. 133, AHD and APL can assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, AHD and APL will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by us and APL through the utilization of market data, will be recognized immediately within other income (loss) in our consolidated statements of operations. For APL’s derivatives qualifying as hedges, we will recognize the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income (loss), and reclassify the portion relating to commodity derivatives to natural gas and liquids revenue and the portion relating to interest rate derivatives to interest expense within our consolidated statements of operations as the underlying transactions are settled. For APL’s non-qualifying derivatives and for the ineffective portion of qualifying derivatives, we will recognize changes in fair value within other income (loss) in our consolidated statements of operations as they occur.
     On July 1, 2008, APL elected to discontinue hedge accounting for its existing commodity derivatives which were qualified as hedges under SFAS No. 133. As such, subsequent changes in fair value of these derivatives will be recognized immediately within gain (loss) on mark-to-market derivatives in our consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008, which was recognized in accumulated other comprehensive loss within stockholders’ equity on our consolidated balance sheet, will be reclassified to our consolidated statements of operations as these contracts expire.
     During June and July 2008, APL made net payments of $264.0 million related to the early termination of crude oil derivative contracts that it entered into as proxy hedges for the prices received on the ethane and propane portion of its NGL equity volume. These derivative contracts were put into place simultaneously with the APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to production periods ranging from the end of the second quarter of 2008 through the fourth quarter of 2009. During the three and nine months ended September 30, 2008, we recognized the following derivative activity related to APL’s termination of these derivative instruments (amounts in thousands):

	Early Termination of Derivative Contracts
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net cash derivative expense included within gain (loss) on mark-to-market derivatives on our consolidated statements of operations	$(70,258)	$—	$(186,068)	$—
Net cash derivative expense included transmission, gathering and processing revenue on our consolidated statements of operations	(1,258)	—	(1,573)	—
Net non-cash derivative income (expense) included within gain (loss) on mark-to-market derivatives, net on our consolidated statements of operations	6,488	—	(39,857)	—
Net non-cash derivative expense included within transmission, gathering and processing revenue on our consolidated statements of operations	(19,514)	—	(19,514)	—
     In connection with its Chaney Dell and Midkiff/Benedum acquisition, APL reached an agreement with Pioneer granting it an option to buy up to an additional 14.6% interest in the Midkiff/Benedum system, which began on June 15, 2008 and ended on November 1, 2008, and an additional 7.4% interest beginning on June 15, 2009 and ending on November 1, 2009 (the aggregate 22.0% additional interest can be entirely purchased during the period beginning June 15, 2009 and ending on November 1, 2009; see Note 8 under Item 1, “Financial Statements”). If Pioneer does exercise either of these options, APL will discontinue hedge accounting for the derivative instruments covering the portion of the forecasted production of the Midkiff/Benedum system sold to Pioneer and will evaluate these derivative instruments to determine if they can be documented to match other forecasted production APL may have.
     The following table summarizes AHD’s and APL’s cumulative derivative activity for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Loss from cash settlement of qualifying hedge instruments(1)	$(27,419)	$(12,850)	$(78,214)	$(23,548)
Gain/(loss) from change in market value of non-qualifying derivatives(2)	(190,013)	(15,595)	17,919	(35,731)
Gain/(loss) from change in market value of ineffective portion of qualifying derivatives(2)	(44,997)	7,164	(41,271)	(3,526)
Loss from cash settlement of non-qualifying derivatives(2)	(84,207)	(3,037)	(280,696)	(3,037)
Loss from cash settlement of interest rate derivatives(3)	(708)	—	(915)	—

(1)	Included within transmission, gathering and processing revenue on our consolidated statements of operations.

(2)	Included within gain (loss) on mark-to-market derivatives, net on our consolidated statements of operations.

(3)	Included within interest expense on our consolidated statements of operations.
As of September 30, 2008, AHD had the following interest rate derivatives:
     Interest Fixed-Rate Swap

	Notional		Contract Period	Fair Value
Term	Amount	Type	Ended December 31,	Asset/(Liability)(1)
				(in thousands)
May 2008- May 2010	$25,000,000	Pay 3.01% —Receive LIBOR	2008	$46
			2009	(4)
			2010	40

Total AHD net derivative asset				$82

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.
     As of September 30, 2008, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:
     Interest Fixed-Rate Swap

	Notional		Contract Period	Fair Value
Term	Amount	Type	Ended December 31,	Asset/(Liability)(1)
				(in thousands)
January 2008- January 2010	$200,000,000	Pay 2.88% —Receive LIBOR	2008	$413
			2009	238
			2010	65

				$716

	Notional		Contract Period	Fair Value
Term	Amount	Type	Ended December 31,	Asset/(Liability)(1)
				(in thousands)
April 2008- April 2010	$250,000,000	Pay 3.14% —Receive LIBOR	2008	$365
			2009	(339)
			2010	197

				$223

Natural Gas Liquids Sales — Fixed Price Swaps

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(gallons)	(per gallon)	(in thousands)
2008	7,434,000	$0.697	$(3,642)
2009	8,568,000	$0.746	(3,607)

			$(7,249)

Crude Oil Sales Options (associated with NGL volume)

Production Period		Associated	Average
Ended	Crude	NGL	Crude	Fair Value
December 31,	Volume	Volume	Strike Price	Asset/(Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)
2008	536,400	29,972,124	$70.16	$110	Puts purchased
2008	126,000	11,219,040	$127.55	(3,531)	Puts sold(4)
2008	126,000	11,219,040	$140.00	65	Calls purchased(4)
2008	473,400	25,764,984	$80.13	(10,104)	Calls sold
2009	1,584,000	85,038,534	$80.00	2,372	Puts purchased
2009	304,200	27,085,968	$126.05	(9,082)	Puts sold(4)
2009	304,200	27,085,968	$143.00	1,026	Calls purchased(4)
2009	2,121,600	114,072,336	$81.01	(51,161)	Calls sold
2010	3,127,500	202,370,490	$81.09	(90,981)	Calls sold
2010	714,000	45,415,440	$120.00	8,966	Calls purchased(4)
2011	606,000	32,578,560	$95.56	(13,597)	Calls sold
2011	252,000	13,547,520	$120.00	3,462	Calls purchased(4)
2012	450,000	24,192,000	$97.10	(9,981)	Calls sold
2012	180,000	9,676,800	$120.00	2,629	Calls purchased(4)

				$(169,807)

Natural Gas Sales — Fixed Price Swaps

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset/(Liability)(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	1,371,000	$8.823	$1,722
2009	5,724,000	$8.611	2,667
2010	4,560,000	$8.526	(269)
2011	2,160,000	$8.270	(583)
2012	1,560,000	$8.250	(251)

			$3,286

Natural Gas Basis Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	1,371,000	$(0.744)	$2,042
2009	5,724,000	$(0.558)	1,599
2010	4,560,000	$(0.622)	732
2011	2,160,000	$(0.664)	217
2012	1,560,000	$(0.601)	97

			$4,687

Natural Gas Purchases — Fixed Price Swaps

Production Period		Average		Fair Value
Ended December 31,	Volumes	Fixed Price		Asset/(Liability)(3)
	(mmbtu)(5)	(per mmbtu)(5)		(in thousands)
2008	4,065,000	$8.274	(6)	$(5,622)
2009	15,564,000	$8.680		(8,329)
2010	8,940,000	$8.580		196
2011	2,160,000	$8.270		583
2012	1,560,000	$8.250		251

				$(12,921)

Natural Gas Basis Purchases

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(3)
	(mmbtu)(5)	(per mmbtu)(5)	(in thousands)
2008	4,065,000	$(1.114)	$(6,761)
2009	15,564,000	$(0.654)	(5,362)
2010	8,940,000	$(0.600)	(2,118)
2011	2,160,000	$(0.700)	(50)
2012	1,560,000	$(0.610)	(49)

			$(14,340)

Ethane Put Options

Production Period	Associated	Average
Ended	NGL	Crude	Fair Value
December 31,	Volume	Strike Price	Asset(2)	Option Type
	(gallons)	(per gallon)	(in thousands)
2008	7,560,000	$0.7885	$399	Puts purchased
2009	16,254,000	$0.6928	196	Puts purchased

			$595

Propane Put Options

Production Period	Associated	Average
Ended	NGL	Crude	Fair Value
December 31,	Volume	Strike Price	Asset(2)	Option Type
	(gallons)	(per gallon)	(in thousands)
2008	8,946,000	$1.4752	$174	Puts purchased
2009	23,310,000	$1.3935	368	Puts purchased

			$542

Crude Oil Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(3)
	(barrels)	(per barrel)	(in thousands)
2008	14,100	$60.569	$(563)
2009	33,000	$62.700	(1,305)

			$(1,868)

Crude Oil Sales Options

Production Period		Average	Fair Value
Ended December 31,	Volumes	Strike Price	Asset/(Liability)(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2008	69,000	$68.000	$10	Puts purchased
2008	69,000	$78.055	(1,589)	Calls sold
2009	168,000	$90.000	253	Puts purchased
2009	306,000	$80.017	(13,525)	Calls sold
2010	234,000	$83.027	(9,382)	Calls sold
2011	72,000	$87.296	(1,938)	Calls sold
2012	48,000	$83.944	(1,380)	Calls sold

			$(27,551)

Total APL net derivative liability			$(223,687)

Total Company net derivative liability			$(226,949)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices as a function of forward NYMEX natural gas, light crude and propane prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(4)	Puts sold and calls purchased in 2008 and 2009 represent costless collars entered into by APL as offsetting positions for the calls sold related to ethane and propane production. In addition, calls were purchased by APL for 2010 through 2012 to offset positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

(5)	Mmbtu represents million British Thermal Units.

(6)	Includes APL’s premium received from its sale of an option for it to sell 234,000 mmbtu of natural gas for the year ended December 31, 2008 at $18.00 per mmbtu.
     Atlas America. At September 30, 2008 and December 31, 2007, we reflected a net hedging liability on our balance sheet of $211.9 million and $210.5 million, respectively, as a result of ATN’s, AHD’s and APL’s derivative contracts. Of the $9.4 million net loss in accumulated other comprehensive loss at September 30, 2008, we will reclassify $4.8 million of losses to our consolidated statements of operations over the next twelve month period as these contracts expire, and $4.6 million of losses will be reclassified in later periods if the fair values of the instruments remain at current market values. Actual amounts that will be reclassified will vary as a result of future price changes.

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
     Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level at September 30, 2008.
     There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     We are currently involved in various disputes incidental to our normal business operations. In addition, ATN has been named as a party to a certain legal action brought by CNX Gas Company, LLC which is discussed in Note 11 of the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference. ATN is of the opinion that the final resolution of any currently pending or threatened litigation is not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum Number
			Shares Purchased As	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
	Shares Purchased	paid Per Share	or Programs	or Programs
July 1 — 31, 2008	—	$—	—
August 1 — 31, 2008	392,791	36.35	392,791
September 1—30, 2008	610,086	34.36	610,086

Total	1,002,877	$34.76	1,002,877	See Note 1

Note 1: In September 2008, the Company announced that its Board of Directors authorized a repurchase program through which the Company may repurchase up to $50.0 million ($35.1 million remaining at September 30, 2008) of its common stock. In addition, the Company utilized the remaining $20.0 million under a repurchase program authorized and announced in November 2005. Repurchases may be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company and in accordance with the rules of the Securities and Exchange Commission, as applicable. The amount and timing of any repurchases will depend on market and other relevant conditions. Purchases may be increased, decreased, or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares.

ITEM 6.	EXHIBITS

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation (1)

3.2		Amended and Restated Bylaws (1)

4.1		Form of Stock Certificate(2)

10.1	(a)
Master Natural Gas Gathering Agreement, dated February 2, 2000, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation(2)

10.1	(b)
Natural Gas Gathering Agreement, dated January 1, 2002, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas Resources, Inc., Atlas Energy Group, Inc., Atlas Noble Corp., Resource Energy, Inc. and Viking Resources Corporation(2)

10.1	(c)
Amendment to Master Natural Gas Gathering Agreement, dated October 25, 2005, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc., Viking Resources Corporation, Atlas Noble Corp., and Atlas Resources, Inc.(3)

10.1	(d)
Amendment and Joinder to Gas Gathering Agreements, dated as of December 18, 2006, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, LLC, Viking Resources, LLC, Atlas Noble LLC, Atlas Resources, LLC, Atlas Energy Resources, LLC, and Atlas Energy Operating Company, LLC.(4)

10.2	(a)
Omnibus Agreement, dated February 2, 2000, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation(2)

10.2	(b)
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

ATLAS AMERICA, INC.
Date: November 7, 2008	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman of the Board and Chief Executive Officer

Date: November 7, 2008	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer

Date: November 7, 2008	By:	/s/ NANCY J. MCGURK
Nancy J. McGurk
Senior Vice President and Chief Accounting Officer