Form 10-K/A
period 2008-12-31
ATLAS AMERICA INC
filed 2009-04-30
CIK 1279228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS AMERICA, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT

ON FORM 10-K

EXPLANATORY NOTE

Atlas America, Inc. (the “Company”) is filing this Form 10-K/A in order to amend its Form 10-K for the fiscal year ended December 31, 2008 which was filed on March 2, 2009 (the “Original Form 10-K”) to set forth the information required by Items 10, 11, 12, and 13 under Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year. This Form 10-K/A amends Part III of the Company’s Original Form 10-K.

As a result of this amendment, the management certifications, filed or furnished as exhibits to the Original Form 10-K have been re-executed and re-filed or refurnished, as applicable, as of the date of this Form 10-K/A.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Company’s Original Form 10-K. Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is divided into three classes with directors in each class serving three year terms. There are no family relationships among the directors and executive officers except that Edward E. Cohen, our Chairman, Chief Executive Officer and President, is the father of Jonathan Z. Cohen, the Vice Chairman of our Board of Directors. The following table sets forth information regarding our executive officers, directors and director nominees for our annual meeting of stockholders to be held on June 4, 2009:

Name	Age	Position	Term Expires

Edward E. Cohen	70	Chairman, Chief Executive Officer and President	2011

Jonathan Z. Cohen	38	Vice Chairman	2010

Matthew A. Jones	47	Chief Financial Officer	—

Sean P. McGrath	37	Chief Accounting Officer	—

Freddie M. Kotek	53	Executive Vice President	—

William R. Bagnell	46	Director	2009

Nicholas A. DiNubile	56	Director	2009

Carlton M. Arrendell	47	Director	2010

Donald W. Delson	58	Director	2010

Dennis A. Holtz	68	Director	2011

Harmon S. Spolan	73	Director	2011

Mark C. Biderman*	63	Director nominee	2012

Gayle P.W. Jackson*	62	Director nominee	2012

*	Mark C. Biderman and Gayle P. W. Jackson have been nominated as directors for election at our annual meeting of stock holders to be held on June 4, 2009. If elected, they will serve a three year term which expires at our annual meeting to be held in 2012.

Directors

Edward E. Cohen, 70, has been the Chairman of our Board of Directors, our Chief Executive Officer and President since our organization in September 2000. Mr. Cohen has been the Chairman of the Board and Chief Executive Officer of Atlas Energy Resources and Atlas Energy Management since their formation in June 2006. Mr. Cohen has been the Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999, and Chief Executive Officer of Atlas Pipeline Partners from 1999 until January 2009. Mr. Cohen has been the Chairman of the Board of Atlas Pipeline Holdings GP, LLC, the general partner of Atlas Pipeline Holdings, L.P., since its formation in January 2006, and Chief Executive Officer of Atlas Pipeline Holdings from January 2006 until February 2009. In addition, Mr. Cohen has been Chairman of the Board of Directors of Resource America, Inc. (a publicly-traded specialized asset management company) since 1990, and was its Chief Executive Officer from 1988 until 2004, and President from 2000 until 2003; Chairman of the Board of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in September 2005; a director of TRM Corporation (a publicly-traded consumer services company) from 1998 to July 2007; and Chairman of the Board of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

Jonathan Z. Cohen, 38, has been Vice Chairman of our Board of Directors since our formation. Mr. Cohen has been Vice Chairman of the Board of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc., since their formation in June 2006. Mr. Cohen has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999 and Vice Chairman of the Board of Atlas Pipeline Holdings GP since its formation in January 2006. Mr. Cohen has been a senior officer of Resource America since 1998, serving as the Chief Executive Officer since 2004, President since 2003 and a director since 2002. Mr. Cohen has been Chief Executive Officer, President and a director of Resource Capital Corp. since its formation in 2005, and was the trustee and secretary of RAIT Financial Trust (a publicly-traded real estate investment trust) from 1997, and its Vice Chairman from 2003, until December 2006. Mr. Cohen is a son of Edward E. Cohen.

William R. Bagnell, 46, has been a director since February 2004. Mr. Bagnell has been involved in the energy industry in various capacities since 1986. He has been Vice President—Energy for Planalytics, Inc. (an energy industry risk management and software company) since March 2000, and was Director of Sales for Fisher Tank Company (a national manufacturer of carbon and stainless steel bulk storage tanks) from September 1998 to January 2000. Before that, he served as Manager of Business Development for Buckeye Pipeline Partners, L.P. (a refined petroleum products transportation company) from October 1992 until September 1998. Mr. Bagnell served as an independent member of the Managing Board of Atlas Pipeline Partners GP from its formation in November 1999 until May 2004. Mr. Bagnell will not stand for re-election at our annual meeting of stockholders to be held on June 4, 2009.

Nicholas A. DiNubile, 56, has been a director since February 2004. Dr. DiNubile has been an orthopedic surgeon specializing in sports medicine since 1982. Dr. DiNubile has served as special advisor and medical consultant to the President’s Council on Physical Fitness and as Orthopedic Consultant to the Philadelphia 76ers basketball team and the Pennsylvania Ballet. Dr. DiNubile is also Clinical Assistant Professor of the Department of Orthopedic Surgery at the Hospital of the University of Pennsylvania. Mr. DiNubile will not stand for re-election at our annual meeting of stockholders to be held on June 4, 2009.

Carlton M. Arrendell, 47, has been a director since February 2004. Mr. Arrendell has been a Vice President and Chief Investment Officer of Full Spectrum of NY LLC since May 2007. Prior to joining Full Spectrum, Mr. Arrendell served as a special real estate consultant to the AFL-CIO Investment Trust Corporation following six years of service as Investment Trust Corporation’s Chief Investment Officer. Mr. Arrendell is also an attorney admitted to practice law in Maryland and the District of Columbia.

Donald W. Delson, 58, has been a director since February 2004. Mr. Delson has over 20 years of experience as an investment banker specializing in financial institutions. Mr. Delson has been a Managing Director, Corporate Finance Group, at Keefe, Bruyette & Woods, Inc. since 1997, and before that was a Managing Director in the Corporate Finance Group at Alex. Brown & Sons from 1982 to 1997. Mr. Delson served as an independent member of the Managing Board of Atlas Pipeline Partners GP from June 2003 until May 2004.

Dennis A. Holtz, 68, has been a director since February 2004. Mr. Holtz maintained a corporate law practice with D.A. Holtz, Esquire & Associates in Philadelphia and New Jersey from 1988 until his retirement in January 2008.

Harmon S. Spolan, 73, has been a director since August 2006. Since January 2007, Mr. Spolan has served as of counsel to the law firm Cozen O’Connor, where he is chairman of the firm’s charitable foundation. From 1999 until January 2007, Mr. Spolan was a member of the firm and served as chairman of its Financial Services Practice Group and as co-marketing partner. Before joining Cozen O’Connor, Mr. Spolan served as President, Chief Operating Officer, and a director of JeffBanks, Inc., and its subsidiary bank for 22 years. Mr. Spolan has served as a director of Coleman Cable, Inc., since November 2007. Mr. Spolan served as director of TRM Corporation from June 2002 until April 2008.

Director Nominees

Mark C. Biderman, 63, was Executive Vice President and Vice Chairman of National Financial Partners Corp., a publicly-traded financial services company, from September 2008 to December 2008. Before that, from November 1999 to September 2008, he was National Financial’s Executive Vice President and Chief Financial Officer. From May 1987 to October 1999, Mr. Biderman served as Managing Director and Head of the Financial Institutions Group at CIBC World Markets Group, an investment banking firm, and its predecessor, Oppenheimer & Co., Inc. Mr. Biderman is a Chartered Financial Analyst.

Gayle P.W. Jackson, 62, has been President of Energy Global, Inc., a consulting firm which specializes in corporate development, diversification and government relations strategies for energy companies, since 2004. From 2001 to 2004, Ms. Jackson served as Managing Director of FE Clean Energy Group, a global private equity management firm that invests in energy companies and projects in Asia, Central and Eastern Europe and Latin America. From 1985 to 2001, Ms. Jackson was President of Gayle P.W. Jackson, Inc., a consulting firm that advised energy companies on corporate development and diversification strategies and also advised national and international governmental institutions on energy policy. Ms. Jackson served as Deputy Chairman of the Federal Reserve Bank of St. Louis in 2004-05 and was a member of the Federal Reserve Bank Board from 2000 to 2005. She is a member of the Board of Directors of Ameren Corporation, a publicly-traded public utility holding company, and of the Advisory Panel of Cleantech Private Equity, a London-based private equity buyout fund manager that invests in clean technology companies. Ms. Jackson has been a member of the managing board of Atlas Pipeline Partners GP since March 2005, and will resign from the managing board if she is elected to our Board.

Non-Director Principal Officers

Matthew A. Jones, 47, has been our Chief Financial Officer and the Chief Financial Officer of Atlas Pipeline Partners GP since March 2005. Mr. Jones has been the Chief Financial Officer of Atlas Energy Resources since its formation in June 2006 and has been the Chief Financial Officer of Atlas Pipeline Holdings GP since January 2006 and a director since February 2006. From 1996 to 2005, Mr. Jones worked in the Investment Banking group at Friedman Billings Ramsey, concluding as Managing Director. Mr. Jones worked in Friedman Billings Ramsey’s Energy Investment Banking Group from 1999 to 2005 and in Friedman Billings Ramsey’s Specialty Finance and Real Estate Group from 1996 to 1999. Mr. Jones is a Chartered Financial Analyst.

Sean P. McGrath, 37, has been our Chief Accounting Officer and the Chief Accounting Officer of Atlas Energy Resources since December 2008. Mr. McGrath has been the Chief Accounting Officer of Atlas Pipeline Holdings GP since January 2006. Mr. McGrath has been the Chief Accounting Officer of Atlas Pipeline GP since May 2005. Mr. McGrath was the Controller of Sunoco Logistics Partners L.P., a publicly-traded partnership that transports, terminals and stores refined products and crude oil, from 2002 to 2005. From 1998 to 2002, Mr. McGrath was Assistant Controller of Asplundh Tree Expert Co., a utility services and vegetation management company. Mr. McGrath is a Certified Public Accountant.

Richard D. Weber, 45, has been President, Chief Operating Officer and a director of Atlas Energy Resources and President, Chief Operating Officer and a director of Atlas Energy Management since their formation in June 2006. Mr. Weber served from June 1997 until March 2006 as Managing Director and Group Head of the Energy Group of KeyBanc Capital Markets, a division of KeyCorp, and its predecessor, McDonald & Company Securities, Inc., where he oversaw activities with oil and gas producers, pipeline companies and utilities.

Eugene N. Dubay, 60, has been our Senior Vice President since January 2009. He has also been President and Chief Executive Officer of both Atlas Pipeline Partners and Atlas Pipeline Mid-Continent, LLC since January 2009. Mr. Dubay has served as a member of the managing board of Atlas Pipeline Partners GP since October 2008, where he served as an independent member until his appointment as President and Chief Executive Officer. Mr. Dubay has been the Chief Executive Officer and President of Atlas Pipeline Holdings since February 2009. Mr. Dubay was the Chief Operating Officer of Continental Energy Systems LLC (a successor to SEMCO Energy) since 2003. Mr. Dubay has also held positions with ONEOK, Inc. and Southern Union Company and has over 20 years experience in midstream assets and utilities operations, strategic acquisitions, regulatory affairs and finance. Mr. Dubay is a certified public accountant and a graduate of the U.S. Naval Academy.

Freddie M. Kotek, 53, has been an Executive Vice President since February 2004 and served as a director from September 2001 until February 2004. Mr. Kotek has been Chairman of Atlas Resources since September 2001 and Chief Executive Officer and President of Atlas Resources since January 2002. Mr. Kotek was our Chief Financial Officer from February 2004 until March 2005. Mr. Kotek was a Senior Vice President of Resource America from 1995 until May 2004, President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports.

Based solely on our review of the reports we have received, or written representations from certain reporting persons that no filings were required for those persons, we believe that during fiscal 2008 our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act, except Mr. Cohen inadvertently filed two Forms 4 late and Mr. Bagnell and Ms. Washington each inadvertently filed one Form 4 late.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to all directors, officers and employees. We believe we meet the definition of a code of ethics under the Securities Act. Our code of business conduct and ethics is available, and any waivers we grant to the code will be available, on our web site at www.atlasamerica.com.

Information Concerning our Company and the Board of Directors

Our common stock is listed for trading on the Nasdaq Global Market under the symbol “ATLS.” The Board held ten meetings during fiscal 2008. Each of the directors attended at least 75% of the meetings of the Board and all meetings of the committees on which the director served during fiscal 2008. The Board currently consists of eight members, six of whom are independent directors as defined by Nasdaq standards and the Securities Act. The six independent directors are Messrs. Arrendell, Bagnell, Delson, DiNubile, Holtz and Spolan. Messrs. Bagnell and DiNubile are not standing for re-election. Mr. Biderman and Ms. Jackson, the Board nominees who, upon their election, will replace Messrs. Bagnell and DiNubile, will be independent directors as defined by Nasdaq standards and the Securities Act.

We do not have a formal policy regarding Board member attendance at our annual meeting of stockholders. Three of the directors attended last year’s annual meeting of stockholders.

Communications with the Board

The Board has also established a process for stockholders to send communications to it. Any stockholder who wishes to send a communication to the Board should write to our Secretary at our Moon Township address stated herein. Beneficial owners must include in their communication a good faith representation that they are beneficial owners of our common stock. Our Secretary will promptly forward to the Chairman of the Board any and all such stockholder communications.

Board Committees

The Board has four standing committees which are the audit committee, the compensation committee, the nominating and governance committee and the investment committee.

Audit Committee. The principal functions of the audit committee are to assist the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The audit committee reviews the adequacy of our internal controls. The audit committee also reviews the scope and effectiveness of audits by the independent accountants and has the sole authority to retain and terminate our independent auditors and to approve the compensation paid to the independent auditors. The audit committee held four meetings during fiscal 2008. The audit committee is also responsible for overseeing our internal audit function. All of the members of the audit committee are independent directors as defined by Nasdaq rules. The members of the audit committee are Messrs. Arrendell, Bagnell and Delson, with Mr. Arrendell acting as the chairman. The Board has determined that Mr. Delson is an “audit committee financial expert,” as defined by SEC rules. The Board previously adopted a written charter for the audit committee, a current copy of which is available on our web site at www.atlasamerica.com.

Compensation Committee. The principal functions of the compensation committee are to administer our employee benefit plans (including incentive plans), annually evaluate salary grades and ranges, establish guidelines concerning average compensation increases, establish performance criteria for and evaluate the performance of our chief executive officer and approve compensation of all officers and directors. The compensation committee held six meetings during fiscal 2008. The compensation committee is comprised solely of independent directors, consisting of Messrs. Delson, Arrendell and Holtz, with Mr. Delson acting as the chairman. The compensation committee does not have a charter.

Nominating and Governance Committee. The principal functions of the nominating and governance committee are to recommend persons to be selected by the Board as nominees for election as directors, recommend persons to be elected to fill any vacancies on the Board, consider and recommend to the Board qualifications for the office of director and policies concerning the term of office of directors and the composition of the Board and consider and recommend to the Board other actions relating to corporate governance. The nominating and governance committee held one meeting during fiscal 2008. The nominating and governance committee is comprised solely of independent directors, consisting of Messrs. Bagnell, DiNubile and Holtz, with Mr. Holtz acting as the chairman.

The nominating and governance committee has adopted a charter with respect to its nominating function, a current copy of which is available on our web site at www.atlasamerica.com. The nominating and governance committee will consider nominees recommended by stockholders for the 2010 annual meeting of stockholders if submitted in writing to our Secretary in accordance with rules promulgated by the SEC and our bylaws.

Rule 14a-8 under the Securities Exchange Act sets forth the eligibility requirements and the procedures that must be followed for a stockholder director nominations or other proposals to be included in a public company’s proxy materials. Pursuant to the rule, nominations or other proposals submitted for inclusion in our 2010 proxy materials must be received by us at Westpointe Corporate Center One, 1550 Coraopolis Heights Road, 2nd Floor, Moon Township, Pennsylvania 15108, Attention: Secretary, on or before January 5, 2010. Nominations or other proposals must comply with all the requirements of Rule 14a-8.

A stockholder who wishes to present a matter for action at our 2010 annual meeting, but does not want to include it in our proxy materials, must deliver to our Secretary on or before February 4, 2010, which date is 90 days before the first anniversary of the mailing date of this proxy statement, a notice containing the information required by the advance notice and other provisions of our bylaws. A stockholder who wishes to present one or more directors for nomination at our 2010 annual meeting, but does not want to include it in our proxy materials, must deliver a notice containing the information required by the advance notice and other provisions of our bylaws, including the name of the person(s) to be nominated, to our Secretary on or before February 4, 2010. A copy of the bylaws may be obtained by directing a written request to us at Westpointe Corporate Center One, 1550 Coraopolis Heights Road, 2nd Floor, Moon Township, Pennsylvania 15108, Attention: Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

We are required to provide information regarding the compensation program in place as of December 31, 2008, for our CEO, CFO and the three other most highly-compensated executive officers. In this report, we refer to our CEO, CFO and the other three most highly-compensated executive officers as our “Named Executive Officers” or “NEOs.

Our compensation committee is responsible for formulating and presenting recommendations to the Board of Directors with respect to the compensation of our NEOs. The compensation committee is also responsible for administering our employee benefit plans, including incentive plans. The compensation committee is comprised solely of independent directors, consisting of Messrs. Delson, Arrendell and Holtz, with Mr. Delson acting as the chairperson.

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

Compensation Methodology

Our compensation committee makes recommendations to the board on compensation amounts during the month after the close of our fiscal year. In the case of base salaries, it recommends the amounts to be paid for that year. In the case of annual bonus and long-term incentive compensation, the committee recommends the amount of awards based on the then concluded fiscal year. We typically pay cash awards and issue equity awards in February. Our compensation committee has the discretion to recommend the issuance of equity awards at other times during the fiscal year. In addition, our NEOs and other employees who perform services for our publicly-traded subsidiaries, Atlas Energy Resources, Atlas Pipeline Partners and Atlas Pipeline Holdings, may receive stock-based awards from these subsidiaries, each of which have delegated compensation decisions to our compensation committee since none of those companies have their own employees.

The compensation committee has retained Mercer (US) Inc. to provide information, analyses, and advice regarding executive compensation. The compensation committee originally retained Mercer in June 2006 to analyze and review the competitiveness and appropriateness of all elements of the compensation we paid to our NEOs, individually and as a group, for fiscal 2006. The purpose of the analysis was to determine whether our compensation practices were within the norm for companies of similar size and focus. The peer group analysis was not aimed at establishing benchmarks for our compensation program, but rather to provide a “reality check” to obtain a general understanding of then current compensation levels. Because of the importance to our company of our direct-placement energy investment programs and our creation of new initiatives and entities, Mercer looked not only to the energy industry in evaluating our compensation levels but also to the financial services and alternative asset industries. Mercer’s analysis established that our fiscal 2006 compensation amounts fell between the median and the 75th percentile of the peer group it used, which our compensation committee found acceptable in the context of its evaluation of the performance of the NEOs.

At the committee’s direction, Mercer provided the following services for the committee during fiscal 2008:

•	provided on-going advice as needed on the design of our annual and long-term incentive plans;

•

advised the committee as requested on the performance measures and performance targets for the annual programs by providing an analysis of total stockholder return for a peer group of companies identified by us and of the metrics of our internal performance review; and

•	provided advice on Jonathan Cohen’s employment agreement.

In the course of conducting its activities for fiscal 2008, Mercer attended four meetings of the compensation committee and presented its findings and recommendations for discussion.

The compensation committee has established procedures that it considers adequate to ensure that Mercer’s advice remains objective and is not influenced by our management. These procedures include: a direct reporting relationship of the Mercer consultant to the chairman of the compensation committee; provisions in the engagement letter with Mercer specifying the information, data, and recommendations that can and cannot be shared with management; an annual update to the compensation committee on Mercer’s financial relationship with us, including a summary of the work performed for us during the preceding 12 months; and written assurances from Mercer that, within the Mercer organization, the Mercer consultant who performs services for the compensation committee has a reporting relationship and compensation determined separately from Mercer’s other lines of business and from its other work for us. With the consent of the compensation committee chair, Mercer may contact our executive officers for information necessary to fulfill its assignment and may make reports and presentations to and on behalf of the compensation committee that the executive officers also receive.

Our Chief Executive Officer provides the compensation committee with key elements of both our company’s and the NEOs’ performance during the year. Our CEO makes recommendations to the compensation committee regarding the salary, bonus and incentive compensation component of each NEO’s total compensation, including his own. Our CEO, at the compensation committee’s request, may attend committee meetings; however, his role during the meetings is to provide insight into our company’s performance as well as the performance of other comparable companies in the same industry. In making its compensation decisions, the compensation committee meets in executive session, without management, both with and without Mercer.

Ultimately, the decisions regarding executive compensation are made by the compensation committee after extensive discussion regarding appropriate compensation and may reflect factors and considerations other than the information and advice provided by Mercer and our CEO. The compensation committee’s decisions are approved by the Board.

Elements of our Compensation Program

Our executive officer compensation package generally includes a combination of annual cash and long-term incentive compensation. Annual cash compensation is comprised of base salary plus cash bonus. Long-term incentives consist of a variety of equity awards. Both the annual cash incentives and long-term incentives may be performance-based.

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

Performance-Based Bonuses—Our Annual Incentive Plan for Senior Executives, which we refer to as the Senior Executive Plan, was initially approved by our stockholders at our 2007 annual meeting. The Senior Executive Plan is designed to permit us to qualify for an exemption from the $1,000,000 deduction limit under Section 162(m) of the Internal Revenue Code for compensation paid to our NEOs. The Senior Executive Plan provides awards for the achievement of predetermined, objective performance measures over a specified 12-month performance period, generally our fiscal year. Awards under the Senior Executive Plan are paid in cash. In 2008, the Senior Executive Plan was amended to increase the maximum award payable to an individual to $15 million from $5 million and to allow awards to be paid in either cash or shares of common stock under our Stock Incentive Plan. In addition, in 2008 the Senior Executive Plan was clarified to allow the compensation committee to make such adjustments as it deems appropriate to performance goals in the event of a change of control. Notwithstanding the existence of our Senior Executive Plan, the compensation committee believes that stockholder interests are best served by not restricting its discretion and flexibility in crafting compensation, even if the compensation amounts result in non-deductible compensation expense. Therefore, the committee reserves the right to approve compensation that is not fully deductible.

In March 2009, the compensation committee approved 2009 target bonus awards to be paid from a bonus pool. The bonus pool is equal to 18.3% of our adjusted distributable cash flow unless the adjusted distributable cash flow includes any capital transaction gains in excess of $50 million, in which case 10% of that excess will be included in the bonus pool. If the adjusted distributable cash flow does not equal at least 75% of the average adjusted distributable cash flow for the previous 3 years, no bonuses will be paid. Adjusted distributable cash flow means the sum of (i) cash available for distribution to us by any of our subsidiaries (regardless of whether such cash is actually distributed), plus (ii) interest income during the year, plus (iii) to the extent not otherwise included in adjusted distributable cash flow, any realized gain on the sale of securities, including securities of a subsidiary, less (iv) our stand-alone general and administrative expenses for the year excluding any bonus expense (other than non-cash bonus compensation included in general and administrative expenses), and less (v) to the extent not otherwise included in adjusted distributable cash flow, any loss on the sale of securities, including securities of a subsidiary. A return of our capital investment in a subsidiary is not intended to be included and, accordingly, if adjusted distributable cash flow includes proceeds from the sale of all or substantially all of the assets of a subsidiary, the amount of such proceeds to be included in adjusted distributable cash flow will be reduced by our basis in the subsidiary. The maximum award payable, expressed as a percentage of our estimated 2009 adjusted distributable cash flow, for each participant is as follows: Edward E. Cohen, 6.14%; Jonathan Z. Cohen, 4.37%; Matthew A. Jones, 3.46%; Richard D. Weber, 2.60% and Freddie Kotek, 1.73%. Pursuant to the terms of the Senior Executive Plan, the compensation committee has the discretion to recommend reductions, but not increases, in awards under the plan.

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

Supplemental Benefits, Deferred Compensation and Perquisites

We do not emphasize supplemental benefits for executives other than Mr. E. Cohen and Mr. J. Cohen, and perquisites are discouraged. None of our NEOs have deferred any portion of their compensation.

Employment Agreements

Generally, we do not favor employment agreements unless they are required to attract or to retain executives to the organization. We have entered into employment agreements with Messrs. E. Cohen and Weber. In January 2009, we entered into an employment agreement with Mr. J. Cohen. See “—Employment Agreements and Potential Payments Upon Termination or Change of Control.” Our compensation committee takes termination compensation payable under these agreements into account in determining annual compensation awards, but ultimately its focus is on recognizing each individual’s contribution to our performance during the year.

Determination of 2008 Compensation Amounts

As described above, after the end of our 2008 fiscal year, our compensation committee set the base salaries of our NEOs for the 2009 fiscal year and recommended incentive awards based on the prior year’s performance. In carrying out its function, the compensation committee acted in consultation with Mercer.

In determining the actual amounts to be paid to the NEOs, the compensation committee considered both individual and company performance. Our CEO makes recommendations of award amounts based upon the NEOs’ individual performances as well as the performance of our publicly-held subsidiaries for which each NEO provides service; however, the compensation committee has the discretion to approve, reject or modify the recommendations. The compensation committee noted that our management team had accomplished the following strategic objectives, among others, during fiscal 2008: maintained an unencumbered balance sheet, raised approximately $1.2 billion for our subsidiaries through issuances of equity and senior unsecured notes and increases in senior secured credit facilities, raised approximately 23% more for Atlas Energy Resources’ investment partnerships than fiscal 2007, solidified Atlas Energy Resources’ position as one of the leading companies in the Marcellus Shale by adding approximately 69,000 acres at very competitive prices and drilling over 90 wells, increased total proved reserves by approximately 11% over the prior year, increased natural gas processing capacity and achieved record throughput on both the Appalachia and Mid-Continent pipeline systems. In addition, the compensation committee reviewed our calculations of our adjusted distributable cash flow and determined that 2008 adjusted distributable cash flow exceeded the pre-determined minimum threshold of 95% of 2007 adjusted distributable cash flow by more than 50%.

Base Salary. Consistent with its preference for having a significant portion of our NEOs’ overall compensation package be incentive compensation, our CEO did not recommend any increases in salaries for 2009. The compensation committee took this recommendation into consideration and ultimately adopted it.

Annual Incentives. The maximum amount payable to each of the NEOs pursuant to the predetermined percentages established under the Senior Executive Plan was as follows: Edward E. Cohen, $8,644,000; Jonathan Z. Cohen, $6,152,000; Matthew A. Jones, $4,880,000; Freddie M. Kotek, $2,440,000 and Richard D. Weber, $3,660,000. As described above, our NEOs substantially outperformed the incentive goals set for them and, under normal circumstances, we would anticipate awarding substantially increased bonuses for 2008. However, the compensation committee recognized that prevailing economic conditions are not normal and decided, pursuant to its discretionary authority as set forth in the Senior Executive Plan, to recommend that the maximum amount for each NEO be reduced and recommended that we award cash incentive bonuses as follows: Edward E. Cohen, $1,950,000; Jonathan Z. Cohen, $500,000; Matthew A. Jones, $1,500,000; Freddie M. Kotek, $1,000,000 and Richard D. Weber, $1,200,000.

Long-Term Incentives. The compensation committee determined that it would not recommend that we make equity-based awards to our NEOs because it felt that previous awards were adequate.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation for fiscal 2008, 2007 and 2006 for our Chief Executive Officer, Chief Financial Officer and each of our other three most highly compensated executive officers whose aggregate salary and bonus (including amounts of salary and bonus foregone to receive non cash compensation) exceeded $100,000.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)		All other compensation ($)		Total ($)

Edward E. Cohen, Chairman of the Board and Chief Executive Officer	2008	$900,000	—	$2,037,449	$1,686,919	$1,950,000	$734,078	(3)	$733,938	(4)	$8,042,384
	2007	$900,000	—	$2,407,901	$810,417	$5,000,000	$1,150,222		$554,777		$10,823,317
	2006	$600,000	$1,400,000	$674,625	$84,861		$121,769		$41,849		$2,923,104

Matthew A. Jones, Chief Financial Officer	2008	$300,000	—	$352,244	$790,203	$1,500,000			$115,313	(5)	$3,307,759
	2007	$300,000	—	$472,212	$439,128	$2,000,000	—		$134,597		$3,345,937
	2006	$300,000	$750,000	$276,546	$324,172		—		$65,602		$1,716,320

Jonathan Z. Cohen, Vice Chairman	2008	$600,000	—	$1,080,004	$1,025,369	$500,000	—		$386,550	(6)	$3,591,923
	2007	$600,000	—	$1,384,207	$324,167	$4,000,000	—		$300,906		$6,609,280
	2006	$400,000	$1,000,000	$439,563	$33,944		—		$20,400		$1,893,907

Freddie M. Kotek, Executive Vice President	2008	$300,000	—	$119,017	$359,247	$1,000,000	—		$48,780	(7)	$1,827,044
	2007	$300,000	$1,000,000	$123,410	$183,710		—		$47,996		$1,655,116
	2006	$300,000	$350,000	—	$153,600		—		$10,867		$814,467

Richard D. Weber, President and Chief Operating Officer of Atlas Energy Resources, LLC	2008	$300,000	—	$250,005	$726,656	$1,200,000	—		$10,473	(8)	$2,487,134
	2007	$300,000	—	$250,000	$463,770	$1,500,000	—		$2,857		$2,516,627
	2006	$201,923	$800,000	$187,504	$347,779		—		$26,957		$1,564,163

(1)

Represents the dollar amount of (i) expense recognized by Atlas Pipeline Holdings for financial statement reporting purposes with respect to phantom units granted under the AHD Plan; (ii) expense recognized by Atlas Pipeline Partners for financial statement reporting purposes with respect to phantom units granted under the APL Plan and its incentive compensation arrangements; and/or (iii) expense recognized by Atlas Energy Resources for financial statement reporting purposes with respect to phantom units or restricted units granted under the ATN Plan, all in accordance with FAS 123R. See note 16 to our consolidated financial statements for an explanation of the assumptions we make for this valuation.

(2)

Represents the dollar amount of (i) expense we recognized for financial statement reporting purposes with respect to options granted under our Plan, (ii) expense recognized for financial statement reporting purposes by Atlas Pipeline Holdings for options granted under the AHD Plan; and/or (iii) expense recognized for financial statement reporting purposes by Atlas Energy Resources for options granted under the ATN Plan, all in accordance with FAS 123R. See note 16 to our consolidated financial statements for an explanation of the assumptions we make for this valuation.

(3)	Represents the aggregate annual change in the present-value of accumulated pension benefits under the Supplemental Employment Retirement Plan for Mr. E. Cohen.
(4)

Includes payments on DERs of $ 96,838 with respect to the phantom units awarded under the APL Plan, $ 161,100 with respect to phantom units awarded under the AHD Plan, and $ 476,000 with respect to the phantom units awarded under the ATN Plan.

(5)

Includes payments on DERs of $ 31,913 with respect to the phantom units awarded under the APL Plan, $ 35,800 with respect to phantom units awarded under the AHD Plan, and $ 47,600 with respect to the phantom units awarded under the ATN Plan.

(6)

Represents payments on DERs of $48,238 with respect to the phantom units awarded under the APL Plan, $65,250 with respect to phantom units awarded under the AHD Plan, and $ 181,000 with respect to the phantom units awarded under the ATN Plan.

(7)	Includes payments on DERs of $ 1,180 with respect to the phantom units awarded under the APL Plan, $ 47,600 with respect to the phantom units awarded under the ATN Plan.
(8)	Represents reimbursements for lease payments on Mr. Weber’s vehicle.

2008 GRANTS OF PLAN-BASED AWARDS TABLE

			Estimated future payouts under non-equity incentive plan awards(1)
Name	Grant date	Approval date	Threshold ($)	Target ($)	Maximum ($)	All other option awards: number of securities underlying options (#)		Exercise or base price of option awards ($ / Sh)	Grant date fair value of stock and option awards
Edward E. Cohen	1/29/08	1/4/08	N/A	N/A	$8,644,000	300,000	(1)	$32.53	$3,507,000	(1)

Matthew A. Jones	1/29/08	1/4/08	N/A	N/A	$4,880,000	120,000	(1)	$32.53	$1,402,800	(1)

Jonathan Z. Cohen	1/29/08	1/4/08	N/A	N/A	$6,152,000	240,000	(1)	$32.53	$2,805,600	(1)

Richard D. Weber	1/29/08	1/4/08	N/A	N/A	$3,660,000	90,000	(1)	$32.53	$1,502,10	(1)

Freddie Kotek	1/29/08	1/4/08	N/A	N/A	$2,440,000	60,000	(1)	$32.53	$701,400	(1)

(1)

Represents performance-based bonuses under our Senior Executive Plan. As discussed under “Compensation Discussion and Analysis—Elements of our Compensation Program—Annual Incentives—Performance-Based Bonuses,” the compensation committee set performance goals based on our adjusted distributable cash flow and established maximum awards, but not minimum or target amounts, for each eligible NEO. Our Senior Executive Plan sets an individual limit of $15,000,000 per annum regardless of the maximum amounts that might otherwise be payable.

(2)

Represents grants of stock options made under our Plan, which vest 25% on each anniversary of the grant, valued at $11.69 per option using the Black-Scholes option pricing model to estimate the weighted average fair value of each unit option granted with weighted average assumptions for (a) expected dividend yield of 3.7%, (b) risk-free interest rate of 2.6%, (c) expected volatility of 33.0%, and (d) an expected life of 6.3 years. Amounts reflect a 3-for-2 stock split effected on June 2, 2008. These awards were made with respect to our 2007 fiscal year but actually granted during our 2008 fiscal year.

Employment Agreements and Potential Payments Upon Termination or Change of Control

Edward E. Cohen

In May 2004, we entered into an employment agreement with Edward E. Cohen, who currently serves as our Chairman, Chief Executive Officer and President. The agreement was amended as of December 31, 2008 to comply with requirements under Section 409A of the Code relating to deferred compensation. The agreement requires Mr. Cohen to devote such time to us as is reasonably necessary to the fulfillment of his duties, although it permits him to invest and participate in outside business endeavors. The agreement provided for initial base compensation of $350,000 per year, which may be increased by the compensation committee based upon its evaluation of Mr. Cohen’s performance. Mr. Cohen is eligible to receive incentive bonuses and stock option grants and to participate in all employee benefit plans in effect during his period of employment.

The agreement has a term of three years and, until notice to the contrary, the term is automatically extended so that on any day on which the agreement is in effect it has a then-current three-year term. We entered into Mr. Cohen’s employment agreement around the time of our spin-off from Resource America. At that time, it was important to establish a long-term commitment to and from Mr. Cohen as our Chief Executive Officer and President. We determined that the rolling three-year term was an appropriate amount of time to reflect that commitment and was a term that was commensurate with Mr. Cohen’s position.

We may terminate the agreement without cause, including upon or after a change of control, upon 30 days’ prior notice, in the event of Mr. Cohen’s death, if he is disabled for 180 days consecutive days during any 12-month period or at any time for cause. Mr. Cohen also has the right to terminate the agreement for good reason. Mr. Cohen must provide us with 30 days’ notice of a termination by him for good reason within 60 days of the event constituting good reason. We then would have 30 days in which to cure and, if we do not do so, Mr. Cohen’s employment will terminate 30 days after the end of the cure period. Mr. Cohen may also terminate the agreement without cause upon 60 days’ notice. Termination amounts will not be paid until 6 months after the termination date, if such delay is required by Section 409A.

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

•

during any period of 24 consecutive months, individuals who were Board members at the beginning of the period cease for any reason to constitute a majority of the Board, unless the election or nomination for election by our stockholders of each new director was approved by a vote of at least  2/3 of the directors then still in office who were directors at the beginning of the period; or

•

our stockholders approve a plan of complete liquidation of winding up of our company, or agreement of sale of all or substantially all of our assets or all or substantially all of the assets of our primary subsidiaries to an unaffiliated entity.

Good reason is defined as a reduction in Mr. Cohen’s base pay, a demotion, a material reduction in his duties, relocation, his failure to be elected to our Board of Directors or our material breach of the agreement. Cause is defined as a felony conviction or conviction of a crime involving fraud, embezzlement or moral turpitude, intentional and continual failure by Mr. Cohen to perform his material duties after notice, or violation of confidentiality obligations.

The agreement provides for a Supplemental Executive Retirement Plan, or SERP, pursuant to which Mr. Cohen will receive, upon the later of his retirement or reaching the age of 70, an annual retirement benefit equal to the product of:

•	6.5% multiplied by

•	his base salary as of the time Mr. Cohen’s employment with us ceases, multiplied by

•

the number of years (or portions thereof) which Mr. Cohen is employed by us but, in any case, not less than four. If Mr. Cohen’s employment is terminated due to disability, the 3-year period following the termination will be deemed a portion of his employment term for purposes of accruing SERP benefits.

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

The agreement provides the following termination benefits:

•

Upon termination of employment due to death, Mr. Cohen’s estate will receive (a) a lump sum payment in an amount equal to three times his final base salary, (b) payment of his SERP benefit and (c) automatic vesting of all stock and option awards.

•

Upon termination due to disability, Mr. Cohen will receive (a) a lump sum payment in an amount equal to three times his final base salary, (b) a lump sum amount equal to the COBRA premium cost for continued health coverage, less the premium charge that is paid by our employees, during the three years following his termination, (c) a lump sum amount equal to the cost we would incur for life, disability and accident insurance coverage during the three-year period, less the premium charge that is paid by our employees, (d) payment of his SERP benefit, (e) automatic vesting of all stock and option awards and (f) any amounts payable under our long-term disability plan.

•

Upon termination by us without cause, by Mr. Cohen for good reason or by either party in connection with a change of control, he will be entitled to either (a) if Mr. Cohen does not sign a release, severance benefits under our then current severance policy, if any, or (b) if Mr. Cohen signs a release, (i) a lump sum payment in an amount equal to three times average compensation (defined as the average of the three highest amounts of annual total compensation), (ii) a lump sum amount equal to the COBRA premium cost for continued health coverage, less the premium charge that is paid by our employees, during the three years following his termination, (iii) a lump sum amount equal to the cost we would incur for life, disability and accident insurance coverage during the three-year period, less the premium charge that is paid by our employees, (iv) payment of his SERP benefit and (v) automatic vesting of all stock and option awards.

•

Upon termination by Mr. Cohen without cause, if he signs a release he will receive (a) a lump sum payment equal to one-half of one year’s base salary then in effect, (b) automatic vesting of all stock and option awards and (c) if he has reached retirement age, his SERP benefits.

In the event that any amounts payable to Mr. Cohen upon termination become subject to any excise tax imposed under Section 4999 of the Code, we must pay Mr. Cohen an additional sum such that the net amounts retained by Mr. Cohen, after payment of excise, income and withholding taxes, equals the termination amounts payable, unless Mr. Cohen’s employment terminates because of his death or disability. We believe that the multiples of the compensation components payable to Mr. Cohen upon termination were generally aligned with competitive market practice for similar executives at the time that his employment agreement was negotiated.

If a termination event had occurred as of December 31, 2008, we estimate that the value of the benefits to Mr. Cohen would have been as follows:

Reason for termination	Lump sum severance payment		SERP(1)	Benefits(2)	Accelerated vesting of stock awards and option awards(3)	Tax gross- up(4)
Death	$2,700,000	(5)	$2,925,000	$—	$2,984,200	$—
Disability	2,700,000	(5)	2,925,000	38,419	2,984,200	—
Termination by us without cause(6)	10,750,000	(7)	3,600,000	38,419	2,984,200	—
Termination by Mr. Cohen for good reason(6)	10,750,000	(7)	3,600,000	38,419	2,984,200	—
Change of control(6)	10,750,000	(7)	3,600,000	38,419	2,984,200	4,591,308
Termination by Mr. Cohen without cause	450,000	(5)	2,340,000	—	2,984,200	—

(1)	Represents the value of vested benefits payable calculated by multiplying the per year benefit by the minimum of 10 years.
(2)	Represents rates currently in effect for COBRA insurance benefits for 36 months.
(3)	Represents the value of unvested and accelerated option awards and stock awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable stock on December 31, 2008. The payments relating to stock awards are calculated by multiplying the number of accelerated shares or units by the closing price of the applicable stock on December 31, 2008.
(4)	Calculated after deduction of any excise tax imposed under section 4999 of the Code, and any federal, state and local income tax, FICA and Medicare withholding taxes, taking into account the 20% excess parachute payment rate and a 42.65% combined effective tax rate.
(5)	Calculated based on Mr. Cohen’s 2008 base salary.
(6)	These amounts are contingent upon Mr. Cohen executing a release. If Mr. Cohen does not execute a release he would receive severance benefits under our current severance plan.
(7)	Calculated based on Mr. Cohen’s average 2008, 2007 and 2006 base salary and bonus.

Jonathan Z. Cohen

In January 2009, we entered into an employment agreement with Jonathan Z. Cohen, to continue his service as Vice-Chairman, in which position he has served in since 1998. We entered into the agreement in order to define Mr. Cohen’s role with our company, particularly in light of the fact that he devotes a substantial amount of his time to us. Thus, the agreement specifies that his duties include capital raising, strategic transactions and activities, building and minding stockholder and lender relationships, developing and implementing short- and long-term plans and approaches, and being available to assist our Chairman and Board of Directors with respect to other matters. The agreement provides that Mr. Cohen’s position will not be full-time and requires him to devote such time to us as is reasonably necessary to the fulfillment of his duties, and permits him to invest and participate in outside business endeavors.

The agreement provides for initial base compensation of $600,000 per year, which may be increased at the discretion of our Board of Directors. Mr. Cohen is eligible to receive grants of equity-based compensation from us, Atlas Energy Resources, Atlas Pipeline Partners, Atlas Pipeline Holdings or other of our affiliates, which we refer to collectively as the Atlas Entities, and to participate in all employee benefit plans in effect during his period of employment.

The agreement has a term of three years and will be renewed for an additional three-year period, unless either party elects to terminate the agreement by providing notice at least 180 days before the expiration of the then current term. We may terminate the agreement:

•	without cause upon 90 days’ prior notice;

•	in the event of Mr. Cohen’s death;

•

if he is physically or mentally disabled for 180 days in the aggregate or 90 consecutive days during any 365-day period and our Board of Directors determines, in good faith based upon medical evidence, that he is unable to perform his duties; or

•	at any time for cause.

Mr. Cohen has the right to terminate the agreement for good reason, including a change of control. Mr. Cohen must provide us with notice of a termination by him for good reason within 30 days of the event constituting good reason. We then would have 30 days in which to cure and, if we do not do so, Mr. Cohen’s employment will terminate 30 days after the end of the cure period. Mr. Cohen may also terminate the agreement without cause upon 30 days’ notice. Termination amounts will not be paid until 6 months after the termination date, if such delay is required by Section 409A of the Code.

Cause is defined as a felony conviction or conviction of a crime involving fraud, deceit or misrepresentation, failure by Mr. Cohen to materially perform his duties after notice other than as a result of physical or mental illness, or violation of confidentiality obligations or representations in the agreement. Good reason is defined as any action or inaction that constitutes a material breach by us of the agreement or a change of control. Change of control is defined as:

•

the acquisition of beneficial ownership, as defined in the Securities Exchange Act, of 25% or more of our voting securities or all or substantially all of our assets by a single person or entity or group of affiliated persons or entities, other than an entity affiliated with Mr. Cohen or any member of his immediate family;

•

the consummation of a merger, consolidation, combination, share exchange, division or other reorganization or transaction with an unaffiliated entity in which either (a) our directors immediately before the transaction constitute less than a majority of the board of the surviving entity, unless  1/ 2 of the surviving entity’s board were our directors immediately before the transaction and Our Chief Executive Officer immediately before the transaction continues as the Chief Executive Officer of the surviving entity; or (b) our voting securities immediately prior to the transaction represent less than 60% of the combined voting power immediately after the transaction of us, the surviving entity or, in the case of a division, each entity resulting from the division;

•

during any period of 24 consecutive months, individuals who were Board members at the beginning of the period cease for any reason to constitute a majority of the Board, unless the election or nomination for election by our stockholders of each new director was approved by a vote of at least  2/3 of the directors then still in office who were directors at the beginning of the period; or

•

our stockholders approve a plan of complete liquidation of winding up, or agreement of sale of all or substantially all of our assets or all or substantially all of the assets of our primary subsidiaries to an unaffiliated entity.

The agreement provides for a SERP, which will provide a monthly benefit to Mr. Cohen, upon the later of his reaching the age of 60 or 30 days after his retirement, equal to 1/12 of the product of:

•	the highest annual base salary Mr. Cohen received during his service to the Atlas Entities, multiplied by

•	2%, multiplied by

•	the number of years (or fractions thereof) during which Mr. Cohen was an officer or director of any of the Atlas Entities on and after January 1, 2004.

The percentage calculated by multiplying the second and third bullet points above cannot exceed 65%. The aggregate amount of the payments made to Mr. Cohen pursuant to the SERP will be offset by the aggregate amounts paid to Mr. Cohen by the Atlas Entities under their qualified benefit programs.

The agreement provides the following regarding termination and termination benefits:

•

Upon termination of employment due to death, Mr. Cohen’s estate will receive (a) accrued but unpaid bonus and vacation pay, (b) up to 120 monthly SERP payments if he should die before receiving 120 monthly payments and (c) automatic vesting of all equity-based awards.

•

Upon termination by us other than for cause, including disability, or by Mr. Cohen for good reason, Mr. Cohen will receive either (a) if Mr. Cohen does not sign a release, severance benefits under our then current severance policy, if any, or (b) if Mr. Cohen signs a release, (i) a lump sum payment in an amount equal to three years of his average compensation (which is defined as his base salary in effect immediately before termination plus the average of the cash bonuses earned for the three calendar years preceding the year in which the termination occurred), less, in the case of termination by reason of disability, any amounts paid under disability insurance provided by us, (ii) monthly reimbursement of any COBRA premium paid by Mr. Cohen, less the amount Mr. Cohen would be required to contribute for health and dental coverage if he were an active employee, (iv) payment of his SERP benefits if he has reached retirement age and (v) automatic vesting of all equity-based awards.

•

Upon termination by us for cause or by Mr. Cohen for other than good reason, Mr. Cohen will receive his SERP benefits if he has reached retirement age, and his vested equity-based awards will not be subject to forfeiture.

We believe that the multiples of the compensation components payable to Mr. Cohen upon termination were generally aligned with competitive market practice for similar executives at the time that his employment agreement was negotiated.

If a termination event had occurred as of December 31, 2008, we estimate that the value of the benefits to Mr. Cohen would have been as follows:

Reason for termination	Lump sum severance payment		SERP	Benefits(1)	Accelerated vesting of stock awards and option awards(2)
Death	—		—	—	$1,510,850
Termination by us other than for cause (including disability) or by Mr. Cohen for good reason (including a change of control)	$7,300,000	(3)	—	—	$1,510,850
Termination by us for cause or by Mr. Cohen for other than good reason	—		—	—	—

(1)	Mr. Cohen does not currently receive benefits from Atlas America.
(2)

Represents the value of unexercisable option and unvested stock awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable stock on December 31, 2008. The payments relating to stock awards are calculated by multiplying the number of accelerated shares or units by the closing price of the applicable stock on December 31, 2008.

(3)	Calculated based on Mr. Cohen’s 2008 base salary and the average of his 2008, 2007 and 2006 bonuses.

Richard D. Weber

We entered into an employment agreement in April 2006 with Richard Weber, who serves as President and Chief Operating Officer of Atlas Energy Resources and Atlas Energy Management. The agreement has a two year term and, after the first year, the term automatically renews daily so that on any day that the agreement is in effect, the agreement will have a remaining term of one year. Mr. Weber is required to devote substantially all of his working time to Atlas Energy Management and its affiliates. The agreement provides for an annual base salary of not less than $300,000 and a bonus of not less than $700,000 during the first year. After that, bonuses will be awarded solely at the discretion of our compensation committee. The agreement provides for equity compensation as follows:

•	Upon execution of the agreement, Mr. Weber was granted options to purchase 75,000 shares of our stock at $21.27, as adjusted for stock splits.

•	In January 2007, Mr. Weber received a grant of 47,619 shares of restricted units of Atlas Energy Resources with a value of $1,000,000.

•	In January 2007, Mr. Weber received options to purchase 373,752 common units of Atlas Energy Resources at $21.00.

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

•

we or Atlas Energy Resources consummate a merger, consolidation, combination, share exchange, division or other reorganization or transaction with an unaffiliated entity after which Atlas Energy Management is not the manager of Atlas Energy Resources; or

•

our or Atlas Energy Resources’ equityholders approve a plan of complete liquidation of winding up, or agreement of sale of all or substantially all of our or Atlas Energy Resources’ assets other than an entity of which either Mr. E. Cohen or Mr. J. Cohen is an officer, manager, director or participant.

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

If a termination event had occurred as of December 31, 2008, we estimate that the value of the benefits to Mr. Weber would have been as follows:

Reason for termination	Lump sum severance payment		Benefits(1)	Accelerated vesting of stock awards and option awards(2)	Tax gross-up
Death	$1,200,000	(3)	$17,193	$—	—
Disability	—		19,826	—	—
Termination by us other than for cause (including for disability) or by Mr. Weber for good reason	1,500,000	(4)	19,826	304,054	—
Change of control	—		—	304,054	—

(1)	Represents rates currently in effect for COBRA insurance benefits for 12 months.
(2)

Represents the value of unexercisable option and unvested unit awards disclosed in the “Outstanding Equity Awards at Fiscal Year-End Table.” The payments relating to option awards are calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the applicable units on December 31, 2008. The payments relating to unit awards are calculated by multiplying the number of accelerated shares or units by the closing price of the applicable stock on December 31, 2008.

(3)	Represents Mr. Weber’s 2008 bonus.
(4)	Calculated as the sum of Mr. Weber’s 2008 base salary and bonus.

Long-Term Incentive Plans

Our Plan

Our Plan authorizes the granting of up to 4.5 million shares of our common stock to our employees, affiliates, consultants and directors in the form of incentive stock options (“ISOs”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock and deferred units. SARs represent a right to receive cash in the amount of the difference between the fair market value of a share of our common stock on the exercise date and the exercise price, and may be free-standing or tied to grants of options. A deferred unit represents the right to receive one share of our common stock upon vesting. Awards under our Plan generally become exercisable as to 25% each anniversary after the date of grant, except that deferred units awarded to our non-executive board members vest 33  1/3% on each of the second, third and fourth anniversaries of the grant, and expire not later than ten years after the date of grant. Units will vest sooner upon a change in control of the Company or death or disability of a grantee, provided the grantee has completed at least six months service.

Senior Executive Plan

For a description of our Senior Executive Plan, please see “Compensation Discussion and Analysis — Elements of our Compensation Program — Annual Incentives — Performance — Based Bonuses.”

ATN Plan

Eligible participants in the Atlas Energy Resources Long-Term Incentive Plan (the “ATN Plan”) are the employees, directors and consultants of Atlas Energy Management and its affiliates, including us, who perform services for Atlas Energy Resources. Awards under the ATN Plan may be phantom units, unit options and tandem DERs with respect to phantom units for an aggregate of 3,600,000 common units. The ATN Plan is administered by Atlas Energy Resources’ compensation committee. Awards under the ATN Plan generally become exercisable as to 25% on the third anniversary of the date of grant and 75% on the fourth anniversary of the date of grant.

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

A phantom unit entitles a grantee to receive a common unit upon vesting of the phantom unit or, at the discretion of the compensation committee, cash equivalent to the fair market value of a common unit. In addition, the compensation committee may grant a participant a DER, which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions Atlas Pipeline Partners makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase common units at an exercise price determined by the compensation committee at its discretion. Except for phantom units awarded to non-employee managing board members of the general partner, the compensation committee determines the vesting period for phantom units and the exercise period for options. Phantom units granted under the APL Plan generally vest over four years. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could in-crease or decrease the actual award settlement, as determined by the compensation committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members of the general partner vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL Plan.

Executive Group Incentive Program

In connection with Atlas Pipeline Partners’ acquisition of Spectrum Field Services, Inc. in July 2004, and its retention of certain Spectrum’s executive officers, we created an executive group incentive program for Atlas Pipeline Partners’ Mid-Continent operations. Eligible participants in the executive group incentive program are Robert R. Firth, David D. Hall and such other of Atlas Pipeline Partners’ officers as agreed upon by Messrs. Firth and Hall and our board. The executive group incentive program has three award components: base incentive, additional incentive and acquisition look-back incentive, as follows:

Base Incentive. An award of 29,411 of Atlas Pipeline Partners common units on the day following the earlier to occur of the filing of Atlas Pipeline Partners’ quarterly report on Form 10-Q for the quarter ending September 30, 2007 or a change in control if the following conditions were met:

•

distributable cash flow (defined as earnings before interest, depreciation, amortization and any allocation of overhead from Atlas Pipeline Partners, less maintenance capital expenditures on the Spectrum assets) generated by the Spectrum assets, as expanded since

Atlas Pipeline Partners’ acquisition of them, has averaged at least 10.7%, on an annualized basis, of average gross long term assets (defined as total assets less current assets, closing costs associated with any acquisition and plus accumulated depreciation, depletion and amortization) over the 13 quarters ending September 30, 2007; and

•	there having been no more than 2 quarters with distributable cash flow of less than 7%, on an annualized basis, of gross long term assets for that quarter.

Atlas Pipeline Partners issued 29,411 common units under this component.

Additional Incentive. An award of Atlas Pipeline Partners common units, promptly upon the filing of its September 30, 2007 Form 10-Q, in an amount equal to 7.42% of the base incentive for each 0.1% by which average annual distributable cash flow exceeds 10.7% of average gross long term assets, as described above, up to a maximum of an additional 29,411 common units. 29,411 common units were issued under this component.

Acquisition Look-back Incentive. If the requirements for the base incentive have been met, an award of Atlas Pipeline Partners common units determined by dividing (x) 1.5% of the imputed value of the Elk City system plus 1.0% of the imputed value of all Mid-Continent acquisitions completed before December 31, 2007 that were identified by members of the Mid-Continent executive group by (y) the average closing price of Atlas Pipeline Partners common units for the 5 trading days before December 31, 2008. Imputed value of an acquisition is equal to the distributable cash flow generated by the acquired entity during the 12 months ending December 31, 2008 divided by the yield. Yield is determined by dividing (i) the sum of Atlas Pipeline Partners’ quarterly distributions for the quarter ending December 31, 2008 multiplied by 4 by (ii) the closing price of its common units on December 31, 2008. A total award of 301,854 common units is expected to be issued under this component.

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

Partnership Phantom Units. A phantom unit entitles a participant to receive an Atlas Pipeline Holdings common unit upon vesting of the phantom unit or, at the discretion of the compensation committee, cash equivalent to the then fair market value of a common unit. In tandem with phantom unit grants, the Compensation Committee may grant a DER. The compensation committee determines the vesting period for phantom units. Through December 31, 2008, phantom units granted under the AHD Plan generally vest 25% on the third anniversary of the date of grant and 75% on the fourth anniversary of the date of grant.

Partnership Unit Options. A unit option entitles a participant to receive a common unit upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of a common unit as determined by the compensation committee on the date of grant of the option. The compensation committee determines the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through December 31, 2008, unit options granted generally will vest 25% on the third anniversary of the date of grant and the remaining 75% on the fourth anniversary of the date of grant.

The vesting of both types of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the compensation committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control, as defined in the AHD Plan.

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option awards						Stock awards
	Number of securities underlying unexercised options (#)		Number of securities underlying unexercised options (#)		Option exercise price	Option expiration	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested
Name	Exercisable		Unexercisable		($)	date	(#)		($)
Edward E. Cohen	1,012,500	(1)	—		$11.32	7/1/2015	—		$—
	75,000	(2)	225,000	(3)	$32.53	1/29/2018	—		$—
	—		500,000	(6)	$23.06	1/24/2017	200,000	(7)	$2,554,000	(8)
	—		—		—	—	15,000	(4)	$90,000	(5)
	—		500,000	(9)	$22.56	11/10/2016	90,000	(10)	$340,200	(11)

Matthew A. Jones	202,500	(12)	67,500	(13)	$11.32	7/1/2015	—		$—
	30,000	(14)	90,000	(15)	$32.53	1/29/2018	—		$—
	—		50,000	(17)	$23.06	1/24/2017	20,000	(18)	$255,400	(8)
	—		—		—	—	6,250	(16)	$37,500	(5)
	—		100,000	(19)	$22.56	11/10/2016	20,000	(20)	$75,600	(11)

Jonathan Z. Cohen	675,000	(21)	—		$11.32	7/1/2015	—		$—
	60,000	(22)	180,000	(23)	$32.53	1/29/2018	—		$—
	—		200,000	(25)	$23.06	1/24/2017	100,000	(26)	$1,277,000	(8)
	—		—		—	—	10,625	(24)	$63,750	(5)
	—		200,000	(27)	$22.56	11/10/2016	45,000	(28)	$170,100	(11)

Richard D. Weber	56,250	(29)	56,250	(30)	$21.27	4/17/2016	—		$—
	30,000	(31)	90,000	(32)	$32.53	1/29/2018	—		$—
	186,876	(33)	186,876	(34)	$21.00	4/17/2016	23,810	(35)	$304,054	(8)
	—		—		—	—	—		$—
	—		—		—	—	—		$—

Freddie Kotek	101,250	(36)	33,750	(37)	$11.32	7/1/2015	—		$—
	15,000	(38)	45,000	(39)	$32.53	1/29/2018	—		$—
	—		50,000	(41)	$23.06	1/24/2017	20,000	(42)	$255,400	(8)
	—		—		—	—	250	(40)	$1,500	(5)
	—		—		—	—	—		$—

(1)	Represents 1,012,500 options to purchase our stock, granted on 7/1/05 in connection with our spin-off from Resource America, which vested immediately. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(2)	Represents 75,000 options to purchase our stock, granted on 1/29/08. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(3)	Represents options to purchase our stock, which vest as follows: 1/29/09—75,000, 1/29/09—75,000 and 1/29/10—75,000. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(4)	Represents Atlas Pipeline Partners phantom units, which vest as follows: 3/16/09 — 5,000; 11/1/09 — 5,000 and 11/1/10 — 5,000.
(5)	Based on closing market price of Atlas Pipeline Partners common units on December 31, 2008 of $ 6.00.
(6)	Represents Atlas Energy Resources options, which vest as follows: 1/24/10 — 125,000 and 1/24/11 — 375,000.
(7)	Represents Atlas Energy Resources phantom units, which vest as follows: 1/24/10 — 50,000 and 1/24/17 — 150,000.
(8)	Based upon closing price of Atlas Energy Resources common units on December 31, 2008 of $ 12.77.
(9)	Represents Atlas Pipeline Holdings options, which vest as follows: 11/10/09—125,000 and 11/10/10 — 375,000.
(10)	Represents Atlas Pipeline Holdings phantom units, which vest as follows: 11/10/09 — 22,500 and 11/10/10 — 67,500.
(11)	Based on closing market price of Atlas Pipeline Holdings common units on December 31, 2008 of $ 3.78.
(12)	Represents 202,500 options to purchase our stock, granted on 7/1/05 in connection with our spin-off from Resource America. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(13)	Represents options to purchase our stock, which vest as follows: 7/1/09 — 67,500. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(14)	Represents 30,000 options to purchase our stock, granted on 1/29/08. Reflects a 3-for-2 stock split which was effected on June 2, 2008.

(15)	Represents options to purchase our stock, which vest as follows: 1/29/09—30,000, 1/29/09—30,000 and 1/29/10—30,000. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(16)	Represents Atlas Pipeline Partners phantom units, which vest as follows: 3/16/09 — 3,750; 11/1/09 — 1,250 and 11/1/10 — 1,250.
(17)	Represents Atlas Energy Resources options, which vest as follows: 1/24/10 — 12,500 and 1/24/11 — 37,500.
(18)	Represents Atlas Energy Resources phantom units, which vest as follows: 1/24/10—5,000 and 1/24/11—15,000.
(19)	Represents Atlas Pipeline Holdings options, which vest as follows: 11/10/09 — 25,000 and 11/10/10 — 75,000.
(20)	Represents Atlas Pipeline Holdings phantom units, which vest as follows: 11/10/09 — 5,000 and 11/10/10 — 15,000.
(21)	Represents 675,000 options to purchase our stock, granted on 7/1/05 in connection with our spin-off from Resource America, which vested immediately. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(22)	Represents 60,000 options to purchase our stock, granted on 1/29/08. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(23)	Represents options to purchase our stock, which vest as follows: 1/29/09—60,000, 1/29/09—60,000 and 1/29/10—60,000. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(24)	Represents Atlas Pipeline Partners phantom units, which vest as follows: 3/16/09 3,125; 11/1/09 — 3,750 and 11/1/10 — 3,750.
(25)	Represents Atlas Energy Resources options, which vest as follows: 1/24/10 — 50,000 and 1/24/11 — 150,000.
(26)	Represents Atlas Energy Resources phantom units, which vest as follows: 1/24/10—25,000 and 1/24/11—75,000.
(27)	Represents Atlas Pipeline Holdings options, which vest as follows: 11/10/09 — 50,000 and 11/10/10 — 150,000.
(28)	Represents Atlas Pipeline Holdings phantom units, which vest as follows: 11/10/09 — 11,250 and 11/10/10 — 33,750.
(29)	Represents 56,250 options to purchase our stock. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(30)	Represents options to purchase our stock, which vest as follows: 4/17/09 — 28,125 and 4/17/10 — 28,125. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(31)	Represents 22,500 options to purchase our stock, granted on 1/29/08. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(32)	Represents options to purchase our stock, which vest as follows: 1/29/09—22,500, 1/29/09—22,500 and 1/29/10—22,500. Reflects a 3-for-2 stock split which was effected on June 2, 2008.

(33)	Represents 186,876 options to purchase Atlas Energy Resources common units.
(34)	Represents 186,876 Atlas Energy Resources options, which vest as follows: 4/17/09—93,438 and 4/17/10—93,438.
(35)	Represents Atlas Energy Resources restricted units, which vest as follows: 4/17/09—11,905 and 4/17/10—11,905.
(36)	Represents 101,250 options to purchase our stock, granted on 7/1/05 in connection with our spin-off from Resource America. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(37)	Represents options to purchase our stock, which vest as follows: 7/1/09 — 33,750. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(38)	Represents 15,000 options to purchase our stock, granted on 1/29/08. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(39)	Represents options to purchase our stock, which vest as follows: 1/29/09—15,000, 1/29/09—15,000 and 1/29/10—15,000. Reflects a 3-for-2 stock split which was effected on June 2, 2008.
(40)	Represents Atlas Pipeline Partners phantom units, which vest as follows: 3/16/09 — 250.
(41)	Represents Atlas Energy Resources options, which vest as follows: 1/24/10 — 12,500 and 1/24/11 — 37,500.
(42)	Represents Atlas Energy Resources phantom units, which vest as follows: 1/24/10—5,000 and 1/24/11—15,000.

2008 OPTION EXERCISES AND STOCK VESTED TABLE

	Stock awards
Name	Number of shares acquired on vesting		Value realized on vesting ($)
Edward E. Cohen	16,250	(1)	$557,500
Matthew A. Jones	5,000	(1)	$176,562
Jonathan Z. Cohen	10,625	(1)	$353,100
Richard D. Weber	11,905	(2)	$491,200
Freddie M. Kotek	250	(1)	$10,275

(1)	Represents Atlas Pipeline Partners common units.
(2)	Represents Atlas Energy Resources common units.

2008 PENSION BENEFITS TABLE

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Edward E. Cohen	SERP	6	$3,208,914	—

For a description of Mr. Cohen’s SERP, please see “Employment Agreements—Edward E. Cohen”, and for a discussion of the valuation method and material assumptions applied in quantifying the present value of the accumulated benefit, please see note 16 to our consolidated financial statements included in our Annual Report.

2008 DIRECTOR COMPENSATION TABLE

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Total ($)
Carlton M. Arrendell	$60,000	$15,000	$75,000

William R. Bagnell	$60,000	$15,000	$75,000

Donald W. Delson	$60,000	$15,000	$75,000

Nicholas A. DiNubile	$60,000	$15,000	$75,000

Dennis A. Holtz	$60,000	$15,000	$75,000

Harmon S. Spolan	$60,000	$6,664	$66,664

(1)

Represents the dollar amount of expense recognized by us for financial statement reporting purposes with respect to deferred units granted under our Plan (see Note 16 to our consolidated financial statements) in accordance with FAS 123R. For Messrs. Arrendell, Bagnell, Delson, DiNubile and Holtz, represents 203 deferred shares granted under our Plan on May 14, 2008 (adjusted to 305 deferred shares as a result of a 3-for-2 stock split which was effected on June 2, 2008), having a grant date fair value, valued in accordance with FAS 123R at the closing price of our common stock on the grant date of $73.66 (adjusted to $49.11 post-split), of $14,952. The units vest one-third on each of the second, third and fourth anniversaries of the date of grant. The vesting schedule for the shares is as follows: 5/14/10 — 101; 5/14/11 —101 and 5/14/12 —103. For Mr. Spolan, who was appointed as a member of our Board in August 2008, represents 397 deferred shares granted under our Plan on August 24, 2008, having a grant date fair value, valued in accordance with FAS 123R at the closing price of our common stock on the grant date of $37.69, of $14,963. The vesting schedule for the award is as follows: 8/24/10 — 132; 8/24/11 — 132 and 8/24/12 — 133.

Director Compensation

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

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ended December 31, 2008.

This report has been provided by the compensation committee of the Board of Directors of Atlas America, Inc.

Donald W. Delson, Chairman

Dennis A. Holtz

Carlton M. Arrendell

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of common stock owned, as of April 15, 2009, by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each of our present directors and nominees, (c) each of our executive officers serving during the 2008 fiscal year, and (d) all of our directors, nominees and executive officers as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

	Common stock
	Amount and nature of beneficial ownership (2)		Percent of class
Beneficial owner
Directors and nominees (1)
Carlton M. Arrendell	5,103		*
William R. Bagnell	3,043		*
Edward E. Cohen	3,906,942	(3)(5)	9.65%
Jonathan Z. Cohen	2,293,366	(4)(5)	5.71%
Donald W. Delson	5,603		*
Nicholas A. DiNubile	7,853		*
Dennis A. Holtz	8,210		*
Gayle P.W. Jackson	0		*
Mark C. Biderman	0		*
Harmon S. Spolan	248		*

Non-director executive officers(1)
Freddie M. Kotek	338,942	(5)	*
Matthew A. Jones	232,974	(5)	*
Sean P. McGrath	6,898	(5)	*
All executive officers, directors and nominees as a group (13 persons)	5,359,684	(6)	12.89%

Other owners of more than 5% of outstanding shares
Cobalt Capital Management, Inc.	5,416,697	(7)	13.8%
Iridian Asset Management LLC	6,129,817	(8)	15.6%
Leon G. Cooperman	3,543,338	(9)	9.0%
Mundar Capital Management	2,436,158	(10)	6.2%

*	Less than 1%
(1)	The business address for each director, director nominee and executive officer is 1550 Coraopolis Heights Road—2 nd Floor, Moon Township, Pennsylvania 15108.

(2)	All shares reflect a 3-for-2 stock split which was effected on June 2, 2008.
(3)	Includes (i) 50,454 shares held in an individual retirement account of Betsy Z. Cohen, Mr. E. Cohen’s spouse; (ii) 1,320,202 shares held by a charitable foundation of which Mr. E. Cohen, his spouse and their children serve as co-trustees; and (iii) 141,378 shares held in trust for the benefit of Mr. E. Cohen’s spouse and/or children. Mr. E. Cohen disclaims beneficial ownership of the above referenced shares. 129,296 and 1,320,202 shares are also included in the shares referred to in footnote 4 below.

(4)	Includes (i) 129,296 shares held in a trust of which Mr. J. Cohen is a co-trustee and co-beneficiary and (ii) 1,320,202 shares held by a charitable foundation of which Mr. J. Cohen, his parents and his sibling serve as co-trustees. These shares are also included in the shares referred to in footnote 3 above. Mr. J. Cohen disclaims beneficial ownership of the above referenced shares.
(5)	Includes shares issuable on exercise of options granted under our Stock Incentive Plan in the following amounts: Mr. E. Cohen — 1,087,500 shares; Mr. J. Cohen — 735,000 shares; Mr. Kotek — 116,250 shares; Mr. Jones — 232,500 shares; and Mr. McGrath—6,328.
(6)	This number has been adjusted to exclude 129,296 shares and 1,320,202 shares which were included in both Mr. E. Cohen’s beneficial ownership amount and Mr. J. Cohen’s beneficial ownership amount.
(7)	This information is based on a Schedule 13G/A filed with the SEC on February 17, 2009. The address for Cobalt Capital Management, Inc. is 237 Park Avenue, Suite 900, New York, New York 10017.
(8)	This information is based on a Schedule 13G/A filed with the SEC on February 4, 2009. The address for Iridian Asset Management, LLC is 276 Post Road West, Westport, CT 06880-4704.
(9)	This information is based on a Schedule 13G/A filed with the SEC on February 5, 2009. The address for Mr. Cooperman is 88 Pine Street, Wall Street Plaza, 31st Floor, New York, New York 10005.
(10)	This information is based on a Schedule 13G/A filed with the SEC on February 12, 2009. The address for Mundar Capital Management is 480 Pierce Street, Birmingham, MI 48009.

Equity Compensation Plan Information

The following table contains information about our Plan as of December 31, 2008:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders – restricted units	12,232	n/a
Equity compensation plans approved by security holders – options	3,495,351	$16.97
Equity compensation plans approved by security holders – Total	3,507,583		838,160

The following table contains information about the ATN Plan as of December 31, 2008:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders – phantom and restricted units	768,829	n/a
Equity compensation plans approved by security holders – unit options	1,902,902	$24.17
Equity compensation plans approved by security holders – Total	2,671,731		1,046,086

The following table contains information about the AHD Plan as of December 31, 2008:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders – phantom units	226,300	n/a
Equity compensation plans approved by security holders – unit options	1,215,000	$22.56
Equity compensation plans approved by security holders – Total	1,441,300		657,650

The following table contains information about the APL Plan as of December 31, 2008:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of equity instruments	Weighted- average exercise price of outstanding equity instruments	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders – phantom units	126,565	n/a	155,009

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a separate written policy with respect to transactions with related persons. However, consistent with our code of business conduct and ethics, our policy is to have our board of directors or one of its committees consisting solely of independent directors approve all related party transactions. A “related person” is defined under the applicable SEC regulation and includes our directors, executive officers and 5% or more beneficial owners of our common stock. In approving any related person transaction, the board or committee must determine that the transaction is fair and reasonable to us. All persons performing services for us are required by our code of business conduct and ethics to report a potential conflict of interest, initially to their immediate supervisor. All of the transactions described below were approved by our board of directors or one of our committees consisting solely of independent directors.

In the ordinary course of our business operations, we and our affiliates have ongoing relationships with several related entities:

Relationship with Atlas Energy Resources Partnerships. Atlas Energy Resources conducts certain activities through, and a substantial portion of its revenues are attributable to, energy limited partnerships. Atlas Energy Resources serves as general partner of these partnerships and assumes customary rights and obligations for them. As the general partner, Atlas Energy Resources is liable for the partnerships’ liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the partnerships. Atlas Energy Resources is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the partnerships’ revenue, and costs and expenses according to the respective partnership agreements.

Relationship with Resource America. We have the following agreements with Resource America, our former parent, for which Edward E. Cohen, our Chairman, Chief Executive Officer and President, serves as Chairman and is a greater than 10% stockholder, and Jonathan Z. Cohen, our Vice Chairman, serves as Chief Executive Officer and President.

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

During 2008, we did not have any liability to Resource America pursuant to the tax matters agreement.

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

We and Resource America will pay each other a fee for these services equal to their fair market value. The fee is payable monthly in arrears, 15 days after the close of each month. We have also agreed to pay or reimburse each other for any out-of-pocket payments, costs and expenses associated with these services. During fiscal 2008, we reimbursed Resource America $1.0 million pursuant to this agreement. Certain operating expenditures totaling $0.1 million that remain to be settled between are reflected in our consolidated balance sheets as advances from affiliate.

Resource America’s relationship with Anthem Securities (a wholly-owned subsidiary of ATN). Anthem Securities, until December 2006 our wholly-owned subsidiary and now a wholly-owned subsidiary of Atlas Energy Resources, is a registered broker-dealer which provides dealer-manager services for investment programs sponsored by Resource America’s real estate and equipment finance segments. Salaries of the personnel performing services for Anthem are paid by Resource America, and Anthem reimburses Resource America for the allocable costs of such personnel. In addition, Resource America agreed to cover some of the operating costs for Anthem’s office of supervisory jurisdiction, principally licensing fees and costs. In fiscal 2008, there was no activity requiring reimbursements.

Information Concerning our Company and the Board of Directors

Our common stock is listed for trading on the Nasdaq Global Market under the symbol “ATLS.” The Board currently consists of eight members, six of whom are independent directors as defined by Nasdaq standards and the Securities Act. The six independent directors are Messrs. Arrendell, Bagnell, Delson, DiNubile, Holtz and Spolan. Messrs. Bagnell and DiNubile are not standing for re-election. Mr. Biderman and Ms. Jackson, the Board nominees who, upon their election, will replace Messrs. Bagnell and DiNubile, will be independent directors as defined by Nasdaq standards and the Securities Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accountants for the fiscal year ended December 31, 2008 was Grant Thornton LLP. Upon the recommendation of the audit committee, approved by the Board, Grant Thornton LLP served as our independent auditors during fiscal year 2008. Grant Thornton LLP has been re-appointed as our independent auditors for fiscal year 2009. We do not anticipate that a representative of Grant Thornton LLP will be present at the Meeting.

For the years ended December 31, 2008 and 2007, Grant Thornton LLP’s accounting fees and services (in thousands) were as follows.

	2008	2007
Audit fees(1)	$323	$397
Audit-related fees(2)	56	63
Tax fees(3)	103	209
All other fees	—	—

Total accounting fees and services	$482	$669

(1)	Audit fees include professional services rendered for the annual audit of our financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q.
(2)	Represents the aggregate fees recognized in each of the last two years professional services rendered by Grant Thornton LLP for the annual audit of our employee benefit plan.
(3)	The fees for tax services rendered related to tax compliance.

Audit Committee Pre-Approval Policies and Procedures

The audit committee, on at least an annual basis, reviews audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2008 and 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The financial statements required by this Item 15(a)(1) are set forth in Item 8.

(2)	Financial Statement Schedules

No schedules are required to be presented.

(3)	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of April 27, 2009, by and among Atlas Energy Resources, LLC, Atlas America, Inc., Atlas Energy Management, Inc. and Merger Sub, as defined therein. Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.(13)

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of stock certificate(2)

10.1(a)	Master Natural Gas Gathering Agreement, dated February 2, 2000, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation(2)

10.1(b)	Natural Gas Gathering Agreement among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas Resources, Inc., Atlas Energy Group, Inc., Atlas Noble Corp., Resource Energy, Inc. and Viking Resources Corporation dated January 1, 2002(2)

10.1(c)	Amendment to Master Natural Gas Gathering Agreement and Natural Gas Gathering Agreement, dated October 25, 2005, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc., Viking Resources Corporation, Atlas Noble Corp. and Atlas Resources, Inc. (3)

10.1(d)	Amendment and Joinder to Gas Gathering Agreements, dated as of December 18, 2006, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, LLC, Viking Resources, LLC, Atlas Noble, LLC, Atlas Resources, LLC, Atlas America, LLC, Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC(4)

10.2(a)	Omnibus Agreement, dated February 2, 2000, among Atlas Pipeline Partners, L.P., Atlas Pipeline Operating Partnership, L.P., Atlas America, Inc., Resource Energy, Inc. and Viking Resources Corporation(2)

10.2(b)	Amendment and Joinder to Omnibus Agreement, dated as of December 18, 2006 among Atlas Pipeline, Atlas America, Resource Energy, LLC, Viking Resources, LLC, Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC(4)

10.3	Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(5)

10.4	Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(5)

10.5	Employment Agreement for Edward E. Cohen dated May 14, 2004(5)

10.5(a)	Amendment to Employment Agreement dated as of December 31, 2008(12)

10.6	Agreement for Services among Atlas America, Inc. and Richard Weber, dated April 5, 2006(6)

10.6(a)	Amendment No. 1 to Agreement for Services dated as of April 26, 2007(7)

10.6(b)	Amendment No. 2 to Agreement for Services dated as of December 18, 2008(12)

10.7	Contribution, Conveyance and Assumption Agreement, dated as of December 18, 2006, among Atlas America, Inc., Atlas Energy Resources, LLC and Atlas Energy Operating Company, LLC(4)

10.8	Omnibus Agreement, dated as of December 18, 2006, between Atlas America, Inc. and Atlas Energy Resources, LLC(4)

10.9	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC and Atlas Energy Management, Inc. (4)

10.10	Stock Incentive Plan(12)

10.11	Atlas America Employee Stock Ownership Plan(8)

10.12	Atlas America, Inc. Investment Savings Plan(8)

10.13	Form of Stock Award Agreement(9)

10.14	Amended and Restated Annual Incentive Plan for Senior Executives(10)

10.15	Employment Agreement between Atlas America, Inc. and Jonathan Z. Cohen dated as of January 30, 2009(12)

14.1	Insider Trading Policy (11)

21.1	Subsidiaries of Atlas America, Inc.(12)

23.1	Consent of Grant Thornton LLP(12)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Previously filed as an exhibit to our Form 8-K filed June 14, 2005
(2)	Previously filed as an exhibit to our registration statement on Form S-1 (registration no. 333-112653)
(3)	Previously filed as an exhibit to our Form 8-K filed October 31, 2005
(4)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2006
(5)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2004
(6)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006
(7)	Previously filed as an exhibit to our Form 8-K filed May 1, 2007

(8)	Previously filed as an exhibit to our Form 10-K for the year ended September 30, 2005
(9)	Previously filed as an exhibit to our Form 10-Q for the quarter ended December 31, 2005
(10)	Previously filed as an exhibit to our definitive proxy statement filed May 8, 2008
(11)	Previously filed as an exhibit to our Form 8-K filed August 31, 2007
(12)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2008
(13)	Previously filed as an exhibit to our Form 8-K filed April 27, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS AMERICA, INC.

Date: April 30, 2009	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chairman, Chief Executive Officer and President