Form 10-Q
period 2009-09-30
ATLAS ENERGY, INC.
filed 2009-11-09
CIK 1279228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32169
ATLAS ENERGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0404430 (I.R.S. Employer Identification No.)

1550 Coraopolis Heights Road Moon Township, Pennsylvania (Address of principal executive office)	15108 (Zip code)
Registrant’s telephone number, including area code:(412) 262-2830
ATLAS AMERICA, INC.
(Former name, Former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on November 6, 2009 was 78,131,951 shares.

ATLAS ENERGY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$35,693	$104,496
Accounts receivable	145,548	169,405
Current portion of derivative receivable from Partnerships	346	3,022
Current portion of derivative asset	88,960	152,726
Prepaid expenses and other	27,900	25,464
Prepaid and deferred income taxes	881	32,215
Current assets of discontinued operations	—	13,441

Total current assets	299,328	500,769

Property, plant and equipment, net	3,708,389	3,744,815
Intangible assets, net	177,539	197,485
Goodwill, net	35,166	35,166
Long-term derivative receivable from Partnerships	4,740	2,719
Long term derivative asset	42,405	69,451
Investment in joint venture	133,740	—
Other assets, net	70,419	53,311
Long-term assets of discontinued operations	—	242,165

	$4,471,726	$4,845,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$12,000	$—
Accounts payable	105,929	140,725
Liabilities associated with drilling contracts	16,590	96,883
Accrued producer liabilities	45,539	66,846
Current portion of derivative payable to Partnerships	23,173	34,933
Current portion of derivative liability	46,570	73,776
Accrued liabilities	165,391	103,383
Advances from affiliate	219	108
Current liabilities of discontinued operations	—	10,572

Total current liabilities	415,411	527,226

Long-term debt, less current portion	2,115,505	2,413,082
Deferred tax liability	51,158	242,058
Long-term derivative payable to Partnerships	17,021	22,581
Long-term derivative liability	33,847	59,103
Other long-term liabilities	54,941	52,263
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000,000 authorized shares	—	—
Common stock, $0.01 par value: 114,000,000 authorized shares	814	426
Additional paid-in capital	1,137,546	412,869
Treasury stock, at cost	(143,362)	(147,621)
Accumulated other comprehensive income	50,351	21,143
Retained earnings	136,027	124,698

	1,181,376	411,515
Non-controlling interests	602,467	1,118,053

Total stockholders’ equity	1,783,843	1,529,568

	$4,471,726	$4,845,881

See accompanying notes to consolidated financial statements

ATLAS ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Well construction and completion	$81,496	$116,987	$257,231	$343,466
Gas and oil production	65,986	81,235	207,908	236,417
Transmission, gathering and processing	205,603	410,942	555,373	1,218,359
Administration and oversight	3,149	5,216	9,644	15,370
Well services	5,012	5,299	14,911	15,363
Gain on asset sales	55	—	105,746	—
Gain (loss) on mark-to-market derivatives	1,032	147,505	(17,245)	(257,344)
Other, net	4,851	3,818	11,696	11,842

Total revenues	367,184	771,002	1,145,264	1,583,473

Costs and expenses:
Well construction and completion	69,138	101,727	218,236	298,666
Gas and oil production	12,128	12,688	33,217	35,735
Transmission, gathering and processing	167,862	333,988	470,752	992,504
Well services	2,378	2,753	6,922	7,815
General and administrative	31,786	12,392	80,777	57,903
Net expense reimbursement — affiliate	280	255	842	689
Depreciation, depletion and amortization	46,460	44,325	147,427	129,539

Total costs and expenses	330,032	508,128	958,173	1,522,851

Operating income	37,152	262,874	187,091	60,622

Interest Expense	(47,754)	(37,331)	(124,322)	(106,538)

Income (loss) from continuing operations before income taxes (benefit)	(10,602)	225,543	62,769	(45,916)
Provision (benefit) for income taxes	(716)	13,647	5,555	12,288

Net income (loss) from continuing operations	(9,886)	211,896	57,214	(58,204)

Discontinued operations:
Gain on sale of discontinued operations (net of income taxes of $2,228 for the nine months ended September 30, 2009)	—	—	48,851	—
Income from discontinued operations (net of income taxes of $277 for the three months ended September 30, 2008 and $498 and $848 for the nine months ended September 30, 2009 and 2008, respectively)	—	6,261	10,918	20,181

Net income (loss)	(9,886)	218,157	116,983	(38,023)
(Income) loss attributable to non-controlling interests	9,172	(194,054)	(103,686)	60,777

Net income (loss) attributable to common shareholders	$(714)	$24,103	$13,297	$22,754

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) attributable to common shareholders per share — basic:
Income (loss) from continuing operations attributable to common shareholders	$(0.02)	$0.59	$0.23	$0.54
Discontinued operations attributable to common shareholders	0.00	0.01	0.11	0.03

Net income (loss) attributable to common shareholders	$(0.02)	$0.60	$0.34	$0.57

Net income (loss) attributable to common shareholders per share — diluted:
Income (loss) from continuing operations attributable to common shareholders	$(0.02)	$0.57	$0.22	$0.51
Discontinued operations attributable to common shareholders	0.00	0.01	0.11	0.03

Net income (loss) attributable to common shareholders	$(0.02)	$0.58	$0.33	$0.54

Weighted average common shares outstanding:
Basic	39,780	40,093	39,460	40,251

Diluted	39,780	41,994	40,051	42,121

Income (loss) attributable to common shareholders:
Income (loss) from continuing operations (net of income taxes (benefit) of $(716) and $13,647 for the three months ended September 30, 2009 and 2008, respectively, and $5,555 and $12,288 for the nine months ended September 30, 2009 and 2008, respectively)	$(714)	$23,670	$9,044	$21,431
Discontinued operations (net of income taxes of $277 for the three months ended September 30, 2008, and $2,726 and $848 for the nine months ended September 30, 2009 and 2008, respectively)	—	433	4,253	1,323

Net income (loss) attributable to common shareholders	$(714)	$24,103	$13,297	$22,754

See accompanying notes to consolidated financial statements

ATLAS ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands, except share data)
(Unaudited)

						Accumulated
			Additional			Other		Non-	Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	controlling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Interests	Equity
Balance at January 1, 2009	42,503,119	$426	$412,869	(3,252,861)	$(147,621)	$21,143	$124,698	$1,118,053	$1,529,568
Common stock issuance	24,425	—	(2,684)	98,829	4,259	—	—	—	1,575
Other comprehensive income	—	—	—	—	—	29,208	—	(14,230)	14,978
Stock option and unit compensation expense	(40,600)	—	2,550	—	—	—	—	—	2,550
Merger with Atlas Energy Resources LLC	38,776,768	388	724,811	—	—	—	—	(556,384)	168,815
Dividends paid	—	—	—	—	—	—	(1,968)	—	(1,968)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(43,799)	(43,799)
Non-controlling interests’ capital contributions	—	—	—	—	—	—	—	(4,859)	(4,859)
Net income	—	—	—	—	—	—	13,297	103,686	116,983

Balance at September 30, 2009	81,263,712	$814	$1,137,546	(3,154,032)	$(143,362)	$50,351	$136,027	$602,467	$1,783,843

See accompanying notes to consolidated financial statements

ATLAS ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$116,983	$(38,023)
Income from discontinued operations	59,769	20,181

Income (loss) from continuing operations	57,214	(58,204)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	147,427	129,539
Amortization of deferred finance costs	9,439	5,925
Non-cash loss (gain) on derivative value, net	55,229	(45,872)
Non-cash compensation expense (benefit)	6,662	(4,132)
Gain on asset sales and dispositions	(105,442)	(32)
Distributions paid to non-controlling interests	(43,799)	(177,934)
Equity loss in unconsolidated companies	2,903	688
Equity income in joint venture	(2,140)	—
Distributions received from joint venture	1,657	—
Deferred income taxes	1,185	15,621
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and prepaid expenses and other	22,816	(3,817)
Accounts payable and accrued liabilities	(43,322)	(40,621)
Accounts payable and accounts receivable — affiliate	111	47
Other operating assets/liabilities	(161)	29

Net cash provided by (used in) continuing operations operating activities	109,779	(178,763)
Net cash provided by discontinued operations operating activities	14,209	36,626

Net cash provided by (used in) operating activities	123,988	(142,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(268,395)	(448,738)
Acquisition purchase price adjustment	—	31,429
Investment in Lightfoot Capital Partners, L.P.	(26)	(437)
Proceeds from asset sales	120,644	63
Other	(9,003)	851

Net cash used in continuing operations investing activities	(156,780)	(416,832)
Net cash provided by (used in) discontinued operations investing activities	290,594	(22,626)

Net cash provided by (used in) investing activities	133,814	(439,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Atlas Energy Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P. credit facilities	744,000	908,000
Repayments under Atlas Energy Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Holdings, L.P. credit facilities	(1,235,675)	(1,110,025)
Issuance of Atlas Energy Resources, LLC long-term debt	196,232	407,125
Issuance of Atlas Pipeline Partners, L.P. long-term debt	—	244,854
Repayments on Atlas Pipeline Partners, L.P. long-term debt	—	(122,847)
Costs related to Atlas Energy, Inc. and Atlas Energy Resources, LLC Merger	(10,571)	—
Net proceeds from Atlas Energy Resources equity offering	—	82,514
Net proceeds from Atlas Pipeline Partners, L.P. equity offering	16,142	206,901

	Nine Months Ended
	September 30,
	2009	2008
Dividends paid	(1,968)	(4,701)
APL Class A preferred unit redemption	(15,000)	—
Purchase of treasury stock	(2,643)	(34,861)
Deferred financing costs and other	(17,122)	(16,030)

Net cash provided by (used in) financing activities	(326,605)	560,930

Net change in cash and cash equivalents	(68,803)	(20,665)
Cash and cash equivalents, beginning of period	104,496	145,896

Cash and cash equivalents, end of period	$35,693	$125,231

See accompanying notes to consolidated financial statements

ATLAS ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Atlas Energy, Inc. (the “Company”) is a publicly traded Delaware corporation (NASDAQ:ATLS) which is an independent developer and producer of natural gas and oil, with operations in the Appalachian Basin, the Michigan Basin, and the Illinois Basin. On September 29, 2009, the Company completed its merger with Atlas Energy Resources, LLC (“ATN”), the Company’s formerly publicly traded subsidiary and a Delaware limited liability company (NYSE: ATN), pursuant to the definitive merger agreement previously executed between the Company and ATN, with ATN surviving as the Company’s wholly-owned subsidiary (the “Merger”) (see Note 3). Additionally, Atlas America, Inc. changed its name to Atlas Energy, Inc. upon completion of the Merger.
In addition to its natural gas development and production operations, the Company also maintains ownership interests in the following entities:
•
Atlas Pipeline Partners, L.P. (“Atlas Pipeline Partners” or “APL”), a publicly traded Delaware limited partnership (NYSE: APL) and midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachia regions. At September 30, 2009, the Company had a 2.2% direct ownership interest in APL;

•
Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or “AHD”), a publicly traded Delaware limited partnership (NYSE: AHD) and owner of the general partner of APL. Through the Company’s ownership of AHD’s general partner, it manages AHD. AHD’s cash generating assets currently consist solely of its interests in APL. At September 30, 2009, the Company owned approximately 64.4% of the outstanding common units of AHD. AHD owned a 2% general partner interest, all of the incentive distribution rights, an approximate 11.2% common limited partner interest, and 15,000 $1,000 par value 12.0% Class B cumulative preferred limited partner units in APL; and

•
Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP LLC, (“Lightfoot GP”), the general partner of Lightfoot (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. The Company has an approximate direct and indirect 18% ownership interest in Lightfoot GP and a commitment to invest a total of $20.0 million in Lightfoot LP. The Company also has direct and indirect ownership interest in Lightfoot LP. As of September 30, 2009, the Company has invested $10.7 million in Lightfoot LP.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2008 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has evaluated subsequent events through November 9, 2009, the date the financial statements were issued. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts in the prior year’s consolidated financial statements have also been reclassified to conform to the current year presentation, including $18.8 million of pre-development costs shown as component of “Property, plant, and equipment, net” which was previously combined with

“Liabilities associated with drilling contracts” on the Company’s consolidated balance sheets at December 31, 2008. On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system (see Note 5). As such, the Company has adjusted its prior period consolidated financial statements and related footnote disclosures presented within this Form 10-Q to reflect the amounts related to the operations of the NOARK gas gathering and interstate pipeline system as discontinued operations. The Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2008 contained within its Annual Report on Form 10-K have been restated to reflect the amounts related to the discontinued operations of the NOARK system (see Note 5) and Financial Accounting Standards Board issued Accounting Standard Concept 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements” (see Note 2).The results of operations for the three and nine month periods ended September 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In addition to matters discussed further within this note, a more thorough discussion of the Company’s significant accounting policies is included in its audited consolidated financial statements and notes thereto in its annual report on Form 10-K for the year ended December 31, 2008.
Principles of Consolidation and Non-controlling Interest
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned at September 30, 2009 except for AHD, which is controlled by the Company, and APL, which is controlled by AHD. The financial statements of AHD include its accounts and the accounts of its subsidiaries, all of which are wholly-owned except for APL. Prior to ATN’s merger with the Company’s wholly-owned subsidiary on September 29, 2009, ATN was a controlled subsidiary of the Company but was not wholly-owned (see Note 3). The non-controlling ownership interests in the net income (loss) of ATN prior to the Merger, AHD and APL are reflected within non-controlling interests on the Company’s consolidated statements of operations. The non-controlling interests in the assets and liabilities of AHD and APL are reflected as a component of stockholders’ equity on the Company’s consolidated balance sheets. The non-controlling interests in the assets and liabilities of ATN are reflected as a component of stockholders’ equity on the Company’s December 31, 2008 consolidated balance sheet. All material intercompany transactions have been eliminated.
In accordance with established practice in the oil and gas industry, the Company’s financial statements include its pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of the energy partnerships in which the Company has an interest (“the Partnerships”). Such interests typically range from 15% to 35%. The Company’s financial statements do not include proportional consolidation of the depletion or impairment expenses of the Partnerships. Rather, the Company calculates these items specific to its own economics as further explained under the heading “Oil and Gas Properties” below.
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

The Midkiff/Benedum joint venture has a 72.8% undivided joint venture interest in the Midkiff/Benedum system, of which the remaining 27.2% interest is owned by Pioneer Natural Resources Company (NYSE: PXD) (“Pioneer”). Due to the Midkiff/Benedum system’s status as an undivided joint venture, the Midkiff/Benedum joint venture proportionally consolidates its 72.8% ownership interest in the assets and liabilities and operating results of the Midkiff/Benedum system. On November 2, 2009, APL’s agreement with Pioneer, whereby Pioneer had an option to purchase additional interest in the Midkiff/Benedum system, expired without Pioneer exercising its option (see Note 19.)
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
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2009 represent actual results in all material respects (see “- Revenue Recognition” accounting policy for further description).
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
The review of the Company’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.
The determination of oil and natural gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, the Company’s reserve estimates for its investment in the Partnerships are based on its own assumptions rather than its proportionate share of the limited partnerships’ reserves. These assumptions include the Company’s actual capital contributions, an additional carried interest (generally 7% to 10%), a disproportionate share of salvage value upon plugging of the wells and lower operating and administrative costs.

The Company’s lower operating and administrative costs result from the limited partners in the Partnerships paying to the Company their proportionate share of these expenses plus a profit margin. These assumptions could result in the Company’s calculation of depletion and impairment being different than its proportionate share of the Partnerships’ calculations for these items. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Company cannot predict what reserve revisions may be required in future periods.
The Company’s method of calculating its reserves may result in reserve quantities and values which are greater than those which would be calculated by the Partnerships which the Company sponsors and owns an interest in but does not control. The Company’s reserve quantities include reserves in excess of its proportionate share of reserves in a partnership which the Company may be unable to recover due to the Partnership legal structure. The Company may have to pay additional consideration in the future as a well or Partnership becomes uneconomic under the terms of the Partnership agreement in order to recover these excess reserves and to acquire any additional residual interests in the wells held by other Partnership investors. The acquisition of any well interest from the Partnership by the Company is governed under the Partnership agreement and must be at fair market value supported by an appraisal of an independent expert selected by the Company.
Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of oil and gas properties or unproved properties recorded by the Company for the three and nine months ended September 30, 2009 and 2008.
Capitalized Interest
The Company and its subsidiaries capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on borrowed funds by the Company in the aggregate was 8.4% and 5.6% for the three months ended September 30, 2009 and 2008, respectively, and 7.0% and 5.8% for the nine months ended September 30, 2009 and 2008, respectively. The aggregate amount of interest capitalized by the Company was $2.2 million and $2.6 million for the three months ended September 30, 2009 and 2008, respectively, and $7.9 million and $7.3 million for the nine months ended September 30, 2009 and 2008, respectively.
Intangible Assets
Customer contracts and relationships. APL amortizes intangible assets with finite lives in connection with natural gas gathering contracts and customer relationships assumed in certain consummated acquisitions, which APL amortizes over their estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset must be amortized over the best estimate of its useful life. At a minimum, APL will assess the useful lives of all intangible assets on an annual basis to determine if adjustments are required. The estimated useful life for APL’s customer contract intangible assets is based upon the approximate average length of customer contracts in existence and expected renewals at the date of acquisition. The estimated useful life for APL’s customer relationship intangible assets is based upon the estimated average length of non-contracted customer relationships in existence at the date of acquisition, adjusted for APL’s management’s estimate of whether the individual relationships will continue in excess or less than the average length.

Partnership management, operating contracts and non-compete agreement. The Company has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through consummated acquisitions. In addition, the Company entered into a two-year non-compete agreement in connection with the acquisition of its Michigan operations. The Company amortizes contracts acquired on a declining balance and straight-line method over their respective estimated useful lives.
The following table reflects the components of intangible assets being amortized at September 30, 2009 and December 31, 2008 (in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2009	2008	In Years
Gross Carrying Amount:
Customer contracts and relationships	$235,382	$235,382	7 - 20
Partnership management and operating contracts	14,343	14,343	2 - 13
Non-compete agreement	890	890

	$250,615	$250,615

Accumulated Amortization:
Customer contracts and relationships	$(60,902)	$(41,735)
Partnership management and operating contracts	(11,284)	(10,728)
Non-compete agreement	(890)	(667)

	$(73,076)	$(53,130)

Net Carrying Amount:
Customer contracts and relationships	$174,480	$193,647
Partnership management and operating contracts	3,059	3,615
Non-compete agreement	—	223

	$177,539	$197,485

Amortization expense on intangible assets was $6.6 million and $6.7 million for the three months ended September 30, 2009 and 2008, respectively, and $19.9 million and $20.1 million for the nine months ended September 30, 2009 and 2008, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2010-$26.3 million; 2011-$26.2 million; 2012-$25.7 million; 2013-$24.6 million; and 2014-$20.6 million.
Goodwill
At September 30, 2009 and December 31, 2008, the Company had $35.2 million of goodwill recorded in connection with consummated acquisitions. The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Balance, beginning of period	$35,166	$744,449
APL post-closing purchase price adjustment with seller and purchase price allocation adjustment — Chaney Dell and Midkiff/Benedum systems acquisition	—	(2,217)
APL recovery of state sales tax initially paid on transaction — Chaney Dell and Midkiff/Benedum systems acquisition	—	(30,206)

Balance, end of period	$35,166	$712,026

As a result of its impairment evaluation at December 31, 2008, the Company recognized a $676.9 million non-cash impairment charge within its consolidated statements of operations for the year ended December 31, 2008. The goodwill impairment resulted from the reduction in APL’s estimated fair value of its reporting units in comparison to their carrying amounts at December 31, 2008. APL’s estimated fair value of its reporting units was impacted by many factors, including the significant deterioration of commodity prices and global economic conditions during the fourth quarter of 2008. These estimates were subjective and based upon numerous assumptions about future operations and market conditions. There were no goodwill impairments recognized by the Company related to ATN during the year ended December 31, 2008 and for the period ended September 30, 2009.
The Company tests its goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for its reporting units are not available, the Company’s management must apply judgment in determining the estimated fair value of these reporting units. The Company’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Company’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Company’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Company also considers a control premium to the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Company’s industry. The resultant fair values calculated for the reporting units are then compared to observable metrics on large mergers and acquisitions in the Company’s industry to determine whether those valuations appear reasonable in management’s judgment. The Company will continue to evaluate goodwill at least annually or when impairment indicators arise. During the nine months ended September 30, 2009, no impairment indicators arose.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008(1)	2009	2008(1)

Weighted average number of shares — basic	39,780	40,093	39,460	40,251

Add: effect of dilutive incentive awards	—	1,901	591	1,870

Weighted average number of common shares — diluted	39,780	41,994	40,051	42,121

(1)
For the three months ended September 30, 2009, approximately 926,000 shares were excluded from the computation of diluted earnings attributable to common shareholders because the inclusion of such shares would have been anti-dilutive.

Revenue Recognition
Certain energy activities are conducted by the Company through, and a portion of its revenues are attributable to, sponsored investment Partnerships. The Company contracts with the Partnerships to drill partnership wells. The contracts require that the Partnerships must pay the Company the full contract price upon execution. The income from a drilling contract is recognized as the services are performed using the percentage of completion method. The contracts are typically completed between 60 and 180 days. On an uncompleted contract, the Company classifies the difference between the contract payments it has received and the revenue earned as a current liability titled “Liabilities Associated with Drilling Contracts” on the Company’s consolidated balance sheets. The Company recognizes well services revenues at the time the services are performed. The Company is also entitled to receive management fees according to the respective partnership agreements and recognizes such fees as income when earned and includes them in administration and oversight revenues.
The Company generally sells natural gas and crude oil at prevailing market prices. Revenue is recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil in which the Company has an interest with other producers are recognized on the basis of the Company’s percentage ownership of working interest and/or overriding royalty. Generally, the Company’s sales contracts are based on pricing provisions that are tied to a market index, with certain adjustments based on proximity to gathering and transmission lines and the quality of its natural gas.
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

The Company accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s and APL’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “-Use of Estimates” accounting policy for further description). The Company had unbilled revenues at September 30, 2009 and December 31, 2008 of $66.3 million and $87.4 million, respectively, which are included in accounts receivable within the Company’s consolidated balance sheets.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(9,886)	$218,157	$116,983	$(38,023)
(Income) loss attributable to non-controlling interests	9,172	(194,054)	(103,686)	60,777

Net income (loss) attributable to common shareholders	(714)	24,103	13,297	22,754
Other comprehensive loss:
Changes in fair value of derivative instruments accounted for as cash flow hedges, net of (tax) benefit of ($26,351) and ($53,885) for the three months ended September 30, 2009 and 2008, respectively, and ($39,354) and $9,431 for the six months ended September 30, 2009 and 2008, respectively	(14,761)	242,645	45,634	(111,397)
Less: reclassification adjustment for realized losses (gains) in net income (loss), net of (tax) benefit of $13,027 and ($5,633) for the three months ended September 30, 2009 and 2008, respectively, and $20,722 and ($6,810) for the nine months ended September 30, 2009 and 2008, respectively	(14,050)	30,502	(30,722)	63,398
Changes in non-controlling interest related to items in other comprehensive income (loss)	49,653	(180,054)	14,231	44,256
Plus: amortization of additional post-retirement liability recorded upon adoption of SFAS No. 158, net of (tax) benefit of $13 and $51 for the three months ended September 30, 2009 and 2008, respectively, and $39 and $153 for the nine months ended September 30, 2009 and 2008, respectively	22	87	65	296

Total other comprehensive (loss) gain	20,864	93,180	29,208	(3,447)

Comprehensive income (loss) attributable to common shareholders	$20,150	$117,283	$42,505	$19,307

Recently Adopted Accounting Standards
In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“Update 2009-05”). Update 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability. Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. The Company adopted the requirements on September 30, 2009 and it did not have a material impact on its financial position, results of operations or related disclosures.
In August 2009, the FASB issued Accounting Standards Update 2009-04, “Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99” (“Update 2009-04”). Update 2009-04 updates Section 480-10-S99, “Distinguishing Liabilities from Equity”, to reflect the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of ‘Redeemable Preferred Stocks’” (“ASR No. 268”). ASR No. 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The Company adopted the requirements of FASB Update 2009-04 on August 1, 2009 and it did not have a material impact on its financial position, results of operations or related disclosures.
In June 2009, the FASB issued Accounting Standards Update 2009-01, “Topic 105 — Generally Acceptable Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“Update 2009-01”). Update 2009-01 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. All required references to non-SEC accounting standards have been modified by the Company. The Company adopted the requirements of Update 2009-01 to its financial statements on September 30, 2009 and it did not have a material impact to the Company’s financial statement disclosures.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted the requirements of this standard on June 30, 2009 and it did not have a material impact to its financial position or results of operations or related disclosures. The adoption of these provisions does not change the Company’s current practices with respect to evaluating, recording and disclosing subsequent events.
In April 2009, the FASB issued ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65-4”). ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. ASC 820-10-65-4 also require an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the requirements of ASC 820-10-65-4 on April 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.
In April 2009, the FASB issued ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65-1”), which changes previously existing guidance for determining whether an impairment is other than temporary for debt securities. ASC 320-10-65-1 replaces the previously existing requirement that an entity’s management assess if it has both the intent and ability to hold an impaired security until recovery with a requirement that management assess that it does not have the intent to sell the security and that it is more likely than not that it will not have to sell the security before recovery of its cost basis. ASC 320-10-65-1 also requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security and for the entity to present the total other-than-temporary impairment in the statement of operations with an offset for the amount recognized in other comprehensive income. ASC 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these requirements on April 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.
In April 2009, the FASB issued ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65-1”), which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these requirements on April 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.
In April 2009, the FASB issued ASC 805-20-30-23, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC 805-20-30-23”), which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with previous requirements. ASC 805-20-30-23 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. ASC 805-20-30-23 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). The Company adopted the requirements on January 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued ASC 260-10-45-61A, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260-10-45-61A”). ASC 260-10-45-61A applies to the calculation of earnings per share (“EPS”) described in previous guidance, for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. ASC 260-10-45-61A is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. The Company adopted the requirements on January 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.
In April 2008, the FASB issued ASC 350-30-65-1, “Determination of Useful Life of Intangible Assets” (“ASC 350-30-65-1”). ASC 350-30-65-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. The intent of ASC 350-30-65-1 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted the requirements of ASC 350-30-65-1 on January 1, 2009 and its adoption did not have a material impact on its financial position and results of operations.
In March 2008, the FASB issued ASC 260-10-55-103 through 55-110, “Application of the Two-Class Method” (“ASC 260-10-55-103”), which considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. ASC 260-10-55-103 considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. The Company’s adoption of ASC 260-10-55-103 on January 1, 2009 impacted its presentation of net income (loss) per common limited partner unit as the Company previously presented net income (loss) per common limited partner unit as though all earnings were distributed each quarterly period (see “—Net Income (Loss) Per Common Unit”). The Company adopted the requirements of ASC 260-10-55-103 on January 1, 2009 and its adoption did not have a material impact on the Company’s financial position and results of operations.
In March 2008, the FASB issued ASC 815-10-50-1, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10-50-1”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the requirements of this section of ASC 815-10-50-1 on January 1, 2009 and it did not have a material impact on its financial position or results of operations (see Note 10).

In December 2007, the FASB issued ASC 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements” (“ASC 810-10-65-1”). ASC 810-10-65-1 establishes accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported and disclosed on the face of the consolidated statement of operations at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, ASC 810-10-65-1 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated and adjust its remaining investment, if any, at fair value. The Company adopted the requirements of ASC 810-10-65-1on January 1, 2009 and adjusted its presentation of its financial position and results of operations. Prior period financial position and results of operations have been adjusted retrospectively to conform to these provisions.
In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Additionally, it requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the non-controlling interests in the acquiree, at the full amounts of their fair values. The Company adopted these requirements on January 1, 2009 and it did not have a material impact on its financial position and results of operations.
Recently Issued Accounting Standards
In October 2009, the FASB issued Accounting Standards Update 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“Update 2009-15”). Update 2009-15 includes amendments to Topic 470, “Debt”, and Topic 260, “Earnings per Share”, to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing. These requirements are effective for existing arrangements for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years, with retrospective application required for such arrangements that meet the criteria. These requirements are also effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company will apply these requirements upon its adoption on January 1, 2010 and does not expect it to have a material impact to its financial position or results of operations or related disclosures.
In June 2009, the FASB issued ASC 810-10-25-20 through 25-59, “Consolidation of Variable Interest Entities” (“ASC 810-10-25-20”), which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 820-10-25-20 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. These requirements are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impact of these requirements upon its adoption on January 1, 2010.
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
NOTE 3 — COMMON STOCK
Merger with Atlas Energy Resources, LLC
On September 29, 2009, the Company completed its merger with ATN pursuant to the definitive merger agreement previously executed between the Company and ATN, with ATN surviving as the Company’s wholly-owned subsidiary. In the Merger, the 33.4 million Class B common units of ATN not previously held by the Company were exchanged for 38.8 million shares of the Company’s common stock (a ratio of 1.16 shares of the Company’s common stock for each Class B common unit of ATN). The Company also changed its name from Atlas America, Inc. to Atlas Energy, Inc. Concurrent with the Merger, the Compensation Committee of the Board of Directors approved the Atlas Energy, Inc. 2009 Stock Incentive Plan, which creates a new stock incentive plan for the combined entity. The Company also has the legacy Atlas America stock incentive plan and the legacy ATN Long-Term Incentive Plan (see Note 17).
Due to the Merger, the Company recognized a reduction of $556.4 million in non-controlling interest and a decrease to deferred tax liability of $179.4 million, all of which was reflected as an increase to additional paid-in-capital on the Company’s consolidated balance sheets.
The Company also recognized the fair value of the interests exchanged in the Merger, excluding transaction costs incurred, of $724.8 million as a non-cash item in its consolidated statement of cash flows for the nine months ended September 30, 2009.
Authorized Shares
On July 13, 2009, the Company’s stockholders approved an increase to its authorized shares from 49,000,000 authorized shares to 114,000,000 authorized shares.

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
Stock Splits
On April 22, 2008, the Company’s Board of Directors approved a three-for-two stock split of the Company’s common stock effected in the form of a 50% stock dividend. All shareholders of record as of May 21, 2008 received one additional share of common stock for every two shares of common stock held on that date. The additional shares of common stock were distributed on May 30, 2008. Information pertaining to shares and earnings per share has been restated for the three and nine months ended September 30, 2008 in the accompanying consolidated financial statements and notes to the consolidated financial statements to reflect this split.
The following data presents pro forma revenue, net income, net income per share and basic and diluted weighted average shares outstanding for the Company for the three and nine months ended September 30, 2009 and 2008, respectively, as if the Merger discussed above had occurred on January 1, 2008. The Company has prepared these unaudited pro forma financial results for comparative purposes only. The pro forma adjustments reflect an adjustment to income previously allocated to non-controlling interest offset by the restated tax impact. These pro forma financial results may not be indicative of the results that would have occurred if the Merger had been completed at the beginning of the periods shown below or the results that will be attained in the future (in thousands, except per share data; unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$367,184	$771,002	$1,145,264	$1,583,473
Income attributable to common shareholders:
Income from continuing operations	$562	$36,495	$18,591	$59,568
Discontinued operations	—	433	4,253	1,323

Net income attributable to common shareholders	$562	$36,928	$22,844	$60,891

Net income attributable to common shareholders per share — basic:
Income from continuing operations attributable to common shareholders	$0.01	$0.46	$0.24	$0.75
Discontinued operations attributable to common shareholders	0.00	0.01	0.05	0.02

Net income attributable to common shareholders	$0.01	$0.47	$0.29	$0.77

Net income attributable to common shareholders per share — diluted:
Income from continuing operations attributable to common shareholders	$0.01	$0.44	$0.24	$0.73
Discontinued operations attributable to common shareholders	0.00	0.01	0.05	0.02

Net income attributable to common shareholders	$0.01	$0.45	$0.29	$0.75

Weighted average common shares outstanding:
Basic	78,136	78,869	78,095	79,027

Diluted	79,144	81,307	78,714	81,451

NOTE 4 — APL INVESTMENT IN JOINT VENTURE
On May 31, 2009, APL and subsidiaries of The Williams Companies, Inc. (NYSE: WMB) (“Williams”) completed the formation of Laurel Mountain Midstream, LLC (“Laurel Mountain”), a joint venture which owns and operates APL’s Appalachia Basin natural gas gathering system, excluding APL’s Northern Tennessee operations. Williams contributed cash of $100.0 million to the joint venture (of which APL received approximately $87.8 million, net of working capital adjustments) and a note receivable of $25.5 million. In addition, ATN sold certain assets to the joint venture for $12.0 million. APL contributed its Appalachia Basin natural gas gathering system and retained a 49% ownership interest. APL is also entitled to preferred distribution rights relating to all payments on the note receivable. Williams retained the remaining 51% ownership interest in Laurel Mountain. Upon completion of the transaction, APL recognized its 49% ownership interest in Laurel Mountain as an investment in joint venture on the Company’s consolidated balance sheet at fair value and recognized a gain on sale of $108.9 million, including $54.2 million associated with the re-measurement of APL’s investment in Laurel Mountain to fair value. APL used the net proceeds from the transaction to reduce borrowings under its senior secured credit facility (see Note 9). In addition, the Company sold two natural gas processing plants and associated pipelines located in Southwestern Pennsylvania to Laurel Mountain for $10.0 million, resulting in a $5.7 million loss which is included in gain on asset sale on the Company’s consolidated statement of operations. Upon the completion of the contribution of APL’s Appalachia gathering systems to Laurel Mountain, Laurel Mountain entered into new gas gathering agreements with the Company which superseded the existing natural gas gathering agreements and omnibus agreement between APL and the Company. Under the new gas gathering agreement, the Company is obligated to pay the joint venture all of the gathering fees it collects from its investment drilling partnerships plus any excess amount over the amount of the competitive gathering fee (which is currently defined as 13% of the gross sales price received for the Company’s investment drilling partnerships’ gas). APL has accounted for its ownership interest in Laurel Mountain under the equity method of accounting, with recognition of its ownership interest in the income of Laurel Mountain other income (loss) on the Company’s consolidated statements of operations.
The following table provides summarized statement of operations and balance sheet data on a 100% basis for Laurel Mountain for the three and nine months ended September 30, 2009 and as of September 30, 2009 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009(1)
Statement of Operations data:
Total revenue	$9,622	$12,690
Net income	2,386	3,664

September 30, 2009
Balance Sheet data:
Current assets	$9,871
Long-term assets	245,577
Current liabilities	19,303
Long-term liabilities	8,500
Net equity	227,645

(1)	Represents the period from May 31, 2009, the date of initial formation, through September 30, 2009.

NOTE 5 — DISCONTINUED OPERATIONS
On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system to Spectra Energy Partners OLP, LP (NYSE:SEP) (“Spectra”) for net proceeds of $292.0 million in cash, net of working capital adjustments. APL received an additional $2.5 million in cash in July 2009 upon the delivery of audited financial statements for the NOARK system assets to Spectra. APL used the net proceeds from the transaction to reduce borrowings under its senior secured term loan and revolving credit facility (see Note 9). The Company accounted for the sale of the NOARK system assets as discontinued operations within its consolidated financial statements and recorded a gain of $48.8 million (net of income taxes of $2.2 million) on the sale of APL’s NOARK assets within income from discontinued operations on its consolidated financial statement of operations for the three and nine months ended September 30, 2009. The following table summarizes the components included within income from discontinued operations on the Company’s consolidated statements of operations (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues	$—	$13,468	$21,274	$45,827
Total costs and expenses	—	(6,930)	(9,858)	(24,798)

Income before income tax expense	—	6,538	11,416	21,029
Income tax expense	—	(277)	(498)	(848)

Income from discontinued operations	$—	$6,261	$10,918	$20,181

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

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation, depletion and amortization are based on cost less estimated salvage value primarily using the unit-of-production or straight-line methods over the asset’s estimated useful life. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.
The following is a summary of property, plant and equipment (in thousands):

			Estimated
	September 30,	December 31,	Useful Lives
	2009	2008(1)	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,237,331	$1,214,991
Pre-development costs	14,750	18,772
Wells and related equipment	970,063	872,128

Total proved properties	2,222,144	2,105,891
Unproved properties	43,279	43,749
Support equipment	8,605	9,527

Total natural gas and oil properties	2,274,028	2,159,167
Pipelines, processing and compression facilities	1,671,863	1,728,472	15 - 40
Rights of way	166,874	168,206	20 - 40
Land, buildings and improvements	24,593	24,385	10 - 40
Other	21,867	22,108	3 - 10

	4,159,225	4,102,338

Less — accumulated depreciation, depletion and amortization	(450,836)	(357,523)

	$3,708,389	$3,744,815

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 5)
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
Depletion, depreciation and amortization expense is determined on a field-by-field basis using the units-of-production method. Depletion, depreciation and amortization rates for leasehold acquisition costs based on estimated proved reserves and depletion, depreciation and amortization rates for well and related equipment costs based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include the Company’s costs of property interests in uncontrolled, but proportionately consolidated from investment partnerships, wells drilled solely by the Company for its interest, properties purchased and working interests with other outside operators.
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

On July 13, 2009, APL sold a natural gas processing facility and a one-third undivided interest in other associated assets located in its Mid-Continent operating segment for approximately $22.6 million in cash. The facility was sold to Penn Virginia Resource Partners, L.P. (NYSE: PVR), who will provide natural gas volumes to the facility and reimburse APL for its proportionate share of the operating expenses. APL will continue to operate the facility. APL used the proceeds from this transaction to reduce outstanding borrowings under its senior secured credit facility. APL recognized a gain on sale of $2.5 million, which is recorded within gain on asset sales on the Company’s consolidated statements of operations.
NOTE 7 — OTHER ASSETS
The following is a summary of other assets at the dates indicated (in thousands):

	September 30,	December 31,
	2009	2008(1)
Deferred finance costs, net of accumulated amortization of $32,544 and $23,105 at September 30, 2009 and December 31, 2008, respectively	$49,446	$38,871
Investment in Lightfoot LP, Lightfoot GP and Magnetar LP	8,442	10,779
Other investments	5,988	1,994
Long-term pipeline lease prepayment	2,606	—
Security deposits	3,937	1,667

	$70,419	$53,311

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 5)
Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreement (see Note 9). During the nine months ended September 30, 2009 and 2008, APL recorded $2.5 million and $1.2 million, respectively, of accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan, which is recorded within interest expense on the Company’s consolidated statement of operations.
The Company owns, directly and indirectly, approximately 13% of Lightfoot LP, an entity of which Jonathan Cohen, Vice Chairman of the Company’s Board of Directors, is the Chairman of the Board. In addition, the Company owns, directly and indirectly, approximately 18% of Lightfoot GP, the general partner of Lightfoot LP. The Company committed to invest a total of $20.0 million in Lightfoot LP. The Company has certain co-investment rights until such point as Lightfoot LP raises additional capital through a private offering to institutional investors or a public offering. Lightfoot LP has initial equity funding commitments of approximately $160.0 million and focuses its investments primarily on incubating new master limited partnerships and providing capital to existing MLPs in need of additional equity or structured debt. Lightfoot LP concentrates on assets that are MLP-qualified such as infrastructure, coal and other asset categories. The Company accounts for its investment in Lightfoot under the equity method of accounting. For the nine months ended September 30, 2009 and 2008, the Company recorded losses of $1.9 million and $0.7 million, respectively.
NOTE 8 — ASSET RETIREMENT OBLIGATIONS
The Company recognizes an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities. It also recognizes a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company also considers the estimated salvage value in the calculation of depreciation, depletion and amortization.

The estimated liability is based on the Company’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. The Company has no assets legally restricted for purposes of settling asset retirement obligations. Except for its oil and gas properties, the Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.
A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Asset retirement obligations, beginning of period	$50,142	$45,334	$48,136	$42,358
Liabilities incurred	125	975	721	2,615
Liabilities settled	(113)	(36)	(198)	(38)
Accretion expense	753	687	2,248	2,025

Asset retirement obligations, end of period	$50,907	$46,960	$50,907	$46,960

The accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of operations.
NOTE 9 — DEBT
As of September 30, 2009, the Company’s debt consists entirely of instruments entered into by ATN, AHD and APL. The Company has not guaranteed any of its subsidiaries’ debt obligations, with the exception of the AHD credit facility. Total debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
ATN revolving credit facility	$270,000	$467,000
ATN 10.75% senior notes — due 2018	406,105	406,655
ATN 12.125% senior notes — due 2017	196,350	—
AHD credit facility	12,000	46,000
APL revolving credit facility	315,000	302,000
APL term loan	433,505	707,180
APL 8.125% senior notes — due 2015	271,495	261,197
APL 8.75% senior notes — due 2018	223,050	223,050

Total debt	2,127,505	2,413,082
Less current maturities	(12,000)	—

Total long-term debt	$2,115,505	$2,413,082

ATN Revolving Credit Facility
At September 30, 2009, ATN had a credit facility with a syndicate of banks with a borrowing base of $600.0 million that matures in June 2012. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in oil and gas reserves or is automatically reduced by 25% of the stated principal of any senior unsecured notes issued by ATN. On July 13, 2009, ATN issued $200.0 million of senior unsecured notes, and the borrowing base was reduced by $50.0 million to $600.0 million. Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.2 million was outstanding at September 30, 2009, which was not reflected as borrowings on the Company’s consolidated balance sheets. The facility is secured by substantially all of ATN’s assets and is guaranteed by each of its subsidiaries and bears interest at either the base rate plus the applicable margin or at adjusted LIBOR plus the applicable margin, elected at ATN’s option. On April 9, 2009, the credit agreement was amended to, among other things, increase the applicable margin on Eurodollar Loans from a range of 100 to 175 basis points to a range of 200 to 300 basis points and the applicable margin for base rate loans from a range of 0 to 75 basis points to a range of 112.5 to 212.5 basis points. At September 30, 2009 and December 31, 2008, the weighted average interest rate on outstanding borrowings was 2.7% and 2.8%, respectively. The base rate for any day equals the higher of the federal funds rate plus 0.50%, the J.P. Morgan prime rate or the adjusted LIBOR for a month interest period plus 1.0%. Adjusted LIBOR is LIBOR divided by 1.00 minus the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities.
On July 10, 2009, ATN’s credit agreement was amended to, among other things, permit the Merger to allow ATN to distribute (a) amounts equal to the Company’s income tax liability attributable to ATN’s net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that it distributes less than that amount in any year, it may carry over up to $20.0 million for use in the next year.
The events which constitute an event of default for ATN’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against ATN in excess of a specified amount and a change of control. In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. ATN is in compliance with these covenants as of September 30, 2009. The credit facility also requires ATN to maintain a ratio of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0, and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of 3.75 to 1.0 commencing January 1, 2009, decreasing to 3.5 to 1.0 commencing January 1, 2010 and thereafter. According to the definitions contained in ATN’s credit facility, ATN’s ratio of current assets to current liabilities was 2.1 to 1.0 and its ratio of total debt to EBITDA was 3.0 to 1.0 at September 30, 2009.
ATN Senior Notes
At September 30, 2009, ATN had $400.0 million principal amount outstanding of 10.75% senior unsecured notes (“ATN 10.75% Senior Notes”) due on February 1, 2018 and $200.0 million principal amount outstanding of 12.125% senior unsecured notes due August 1, 2017 (“ATN 12.125% Senior Notes”; collectively, the “ATN Senior Notes”). The ATN 12.125% Senior Notes were issued on July 13, 2009 in a public offering at a price of 98.116% to par value for a yield 12.5% at maturity. Net proceeds from the offering were used to reduce outstanding borrowings under ATN’s revolving credit facility. Interest on the ATN Senior Notes in the aggregate is payable semi-annually in arrears on February 1 and August 1 of each year. The ATN 10.75% Senior Notes are redeemable at any time on or after February 1, 2013, and the ATN 12.125% Senior Notes are redeemable at any time on or after August 1, 2013, at specified redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, before February 1, 2011 for the ATN 10.75% Notes and before August 1, 2012 for the ATN 12.125% Senior Notes, ATN may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of equity offerings at a stated redemption price. The ATN Senior Notes are also subject to repurchase by ATN at a price equal to 101% for the ATN 10.75% Senior Notes and ATN 12.125% Senior Notes of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if ATN does not reinvest the net proceeds within 360 days. The ATN Senior Notes are junior in right of payment to ATN’s secured debt, including its obligations under its credit facility. The indentures governing the ATN Senior Notes contain covenants, including limitations of ATN’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. ATN is in compliance with these covenants as of September 30, 2009.

AHD Credit Facility
At September 30, 2009, AHD had $12.0 million outstanding under a revolving credit facility with a syndicate of banks. On June 1, 2009, AHD entered into an amendment to its credit facility agreement which, among other changes:
•
required AHD to immediately repay $30.0 million of then-outstanding $46.0 million of borrowings under the credit facility, $15.0 million of which was borrowed from the Company through a subordinate loan;

•
required AHD to repay $4.0 million of the then-remaining $16.0 million outstanding under the credit facility on each of July 13, 2009, October 13, 2009 and January 13, 2010, with the balance of the indebtedness being due on the original maturity date of the credit facility of April 13, 2010. AHD repaid $4.0 million of its outstanding credit facility borrowings on July 13, 2009 and October 13, 2009 in accordance with the amendment through a subordinate loan with the Company. AHD may not borrow additional amounts under the credit facility or issue letters of credit;

•
requires AHD to use any of its “excess cash flow”, which the amendment generally defines as cash in excess of $1.5 million as of the last business day of each month, to repay outstanding borrowings under the credit facility. In addition, the amendment requires AHD to repay borrowings under the credit facility with the net proceeds of any sales of its common units in APL;

•
eliminated all financial covenants in the credit agreement, including the leverage ratio, the combined leverage ratio with APL and the interest coverage ratio (all as defined within the credit facility agreement);

•
prohibits AHD from paying any cash distributions on or redeeming any of its equity while the credit facility is in effect and permits AHD to pay operating expenses only to the extent incurred or paid in the ordinary course of business; and

•
reduced the applicable margin above LIBOR, the federal funds rate plus 0.5% or the Wachovia Bank, National Association prime rate to be 0.75% for LIBOR loans and 0.0% for federal funds rate or prime rate loans. The weighted average interest rate on the outstanding credit facility borrowings at September 30, 2009 was 3.25%.

Borrowings under AHD’s credit facility are secured by a first-priority lien on a security interest in all of AHD’s assets, including the pledge of Atlas Pipeline GP’s interests in APL, and are guaranteed by Atlas Pipeline GP and AHD’s other subsidiaries (excluding APL and its subsidiaries). AHD’s credit facility contains customary covenants, including restrictions on its ability to incur additional indebtedness; make certain acquisitions, loans or investments; or enter into a merger or sale of substantially all of AHD’s property or assets, including the sale or transfer of interest in its subsidiaries. AHD is in compliance with these covenants as of September 30, 2009. The events which constitute an event of default under AHD’s credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreements, adverse judgments against AHD in excess of a specified amount, a change of control of the Company, AHD’s general partner or any other obligor, and termination of a material agreement and occurrence of a material adverse effect.

AHD’s $30 million repayment was funded from the proceeds of (i) a loan from the Company in the amount of $15 million (obtained on June 1, 2009) and (ii) the purchase by APL of $15 million of preferred equity in a newly-formed subsidiary of AHD. Under the subordinate loan, interest accrues quarterly on the outstanding principal amount at the rate of 12% per annum, but before the maturity date, interest is payable entirely by increasing the principal amount of the note, and the maturity date is generally the day following the day that AHD pays all indebtedness under the credit facility (“Termination Date”). The material terms of the preferred units purchased by APL in a newly-formed subsidiary of AHD are as follows: distributions are payable quarterly at the rate of 12% per annum, but before the Termination Date, distributions will be paid by increasing APL’s investment in the preferred units; upon the Termination Date, all preferred distributions will be paid in cash to APL; and AHD has the option, after the Termination Date, of redeeming all of the preferred units APL owns for an amount equal to the preferred unit capital.
On June 1, 2009, in connection with AHD’s amendment of the credit facility, the Company guaranteed the then remaining balance outstanding under the credit facility under a guarantee agreement with the administrative agent of the credit facility. In consideration for this guarantee, AHD issued to the Company a promissory note which requires it to pay interest to the Company in an amount based upon the principal amount outstanding under the credit facility. The maturity date of the promissory note is the day following the date that AHD repays all outstanding borrowings under its credit facility. Interest on the promissory note, which is calculated on the outstanding balance under the credit facility, accrues quarterly at the rate of 3.75% per annum. However, prior to the maturity date of the promissory note, interest under the promissory note will not be payable in cash, but instead the principal amount upon which interest is calculated will be increased by the interest amount payable.
APL Term Loan and Revolving Credit Facility
At September 30, 2009, APL had a senior secured credit facility with a syndicate of banks which consisted of a term loan which matures in July 2014 and a $380.0 million revolving credit facility which matures in July 2013. Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on the outstanding APL revolving credit facility borrowings at September 30, 2009 was 6.8%, and the weighted average interest rate on the outstanding APL term loan borrowings at September 30, 2009 was 6.8%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $9.1 million was outstanding at September 30, 2009. These outstanding letter of credit amounts were not reflected as borrowings on the Company’s consolidated balance sheet.
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

•
increased the maximum ratio of total funded debt (as defined in the credit agreement) to consolidated EBITDA (as defined in the credit agreement; the “leverage ratio”) and decreased the ratio of interest coverage (as defined in the credit agreement) that the credit facility requires APL to maintain;

•
instituted a maximum ratio of senior secured funded debt (as defined in the credit agreement) to consolidated EBITDA (the “senior secured leverage ratio”) that the credit facility requires APL to maintain;

•
required that APL pay no cash distributions during the remainder of the year ended December 31, 2009 and allows it to pay cash distributions beginning January 1, 2010 if its senior secured leverage ratio is less than 2.75x and it has minimum liquidity (as defined in the credit agreement) of at least $50.0 million;

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
In June 2008, APL entered into an amendment to the credit facility agreement to revise the definition of “Consolidated EBITDA” to provide for the add-back of charges relating to its early termination of certain derivative contracts (see Note 10) in calculating Consolidated EBITDA. Pursuant to this amendment, in June 2008, APL repaid $122.8 million of its outstanding term loan and repaid $120.0 million of outstanding borrowings under the revolving credit facility with proceeds from its issuance of $250.0 million of 10-year 8.75% senior unsecured notes. Additionally, pursuant to this amendment, in June 2008 APL’s lenders increased their commitments for the revolving credit facility by $80.0 million to $380.0 million.
Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by Chaney Dell and Midkiff/Benedum joint ventures and the Laurel Mountain joint venture, and by the guaranty of each of APL’s consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement. APL is in compliance with these covenants as of September 30, 2009.

The events which constitute an event of default for the credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s General Partner. The credit facility requires APL to maintain the following ratios:

		Maximum	Minimum
	Maximum	Senior Secured	Interest
	Leverage	Leverage	Coverage
Fiscal quarter ending:	Ratio	Ratio	Ratio
September 30, 2009	6.50x	3.75x	2.50x
December 31, 2009	8.50x	5.25x	1.70x
March 31, 2010	9.25x	5.75x	1.40x
June 30, 2010	8.00x	5.00x	1.65x
September 30, 2010	7.00x	4.25x	1.90x
December 31, 2010	6.00x	3.75x	2.20x
Thereafter	5.00x	3.00x	2.75x
As of September 30, 2009, APL’s leverage ratio was 4.2 to 1.0, its senior secured leverage ratio was 2.5 to 1.0 and its interest coverage ratio was 3.3 to 1.0.
APL Senior Notes
At September 30, 2009, APL had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with a net $4.0 million of unamortized discount as of September 30, 2009. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL 8.75% Senior Notes are redeemable at any time after June 15, 2013, and the APL 8.125% Senior Notes are redeemable at any time after December 15, 2010 at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The APL 8.75% Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL 8.75% Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.
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
Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL is in compliance with these covenants as of September 30, 2009.

NOTE 10 — DERIVATIVE INSTRUMENTS
The Company, AHD and APL use a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity price and interest rate risk management activities. The Company and its subsidiaries enter into financial instruments to hedge its forecasted natural gas, NGLs, crude oil and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Its subsidiaries also enter into financial swap instruments to hedge certain portions of its floating interest rate debt against the variability in market interest rates. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs, crude oil and condensate is sold or interest payments on the underlying debt instrument is due. Under swap agreements, the Company and its subsidiaries receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas, NGLs, crude oil and condensate at a fixed price for the relevant contract period.
The Company and its subsidiaries formally document all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity and interest derivative contracts to the forecasted transactions. The Company and its subsidiaries assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Company and its subsidiaries will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the Company and its subsidiaries through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Company’s consolidated statements of operations. For derivatives qualifying as hedges, the Company and its subsidiaries recognize the effective portion of changes in fair value in stockholders’ equity as accumulated other comprehensive income and reclassifies the portion relating to commodity derivatives to gas and oil production revenues for the Company’s derivatives and gathering, transmission and processing revenues for APL derivatives, and the portion relating to interest rate derivatives to interest expense within the Company’s consolidated statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Company and its subsidiaries recognize changes in fair value within gain (loss) on mark-to-market derivatives in its consolidated statements of operations as they occur.
Derivatives are recorded on the Company’s consolidated balance sheet as assets or liabilities at fair value. The Company reflected net derivative assets on its consolidated balance sheets of $50.9 million and $89.3 million at September 30, 2009 and December 31, 2008, respectively. Of the $50.4 million of net gain in accumulated other comprehensive income within stockholders’ equity on the Company’s consolidated balance sheet at September 30, 2009, if the fair values of the instruments remain at current market values, the Company will reclassify $32.9 million of gains to the Company’s consolidated statements of operations over the next twelve month period as these contracts expire, consisting of $37.1 million of gains to gas and oil production revenues, $2.2 million of losses to gathering, transmission and processing revenues and $2.1 million of losses to interest expense. Aggregate gains of $17.6 million will be reclassified to the Company’s consolidated statements of operations in later periods as these remaining contracts expire, consisting of $20.3 million of gains to gas and oil production revenues, $1.5 million of losses to gathering, transmission and processing revenues and $1.1 million of losses to interest expense. Actual amounts that will be reclassified will vary as a result of future price changes.
The following table summarizes the fair value of the Company’s derivative instruments as of September 30, 2009 and December 31, 2008, as well as the gain or loss recognized in income for effective derivative instruments for the nine months ended September 30, 2009 and 2008. There were no gains or losses recognized in income for ineffective derivative instruments for the nine months ended September 30, 2009 and 2008.

Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
Hedging Relationships	Location	2009	2008	Location	2009	2008
		(in thousands)			(in thousands)

Commodity contracts:	Current assets	$84,446	$107,766	Current liabilities	$(1,273)	$(9,348)
	Long-term assets	40,425	69,451	Long-term liabilities	(23,725)	(8,410)

		124,871	177,217		(24,998)	(17,758)

Interest rate contracts:	Current assets	—	—	Current liabilities	(3,832)	(3,481)
	Long-term assets	—	—	Long-term liabilities	(866)	(2,361)

		—	—		(4,698)	(5,842)

Total derivatives		$124,871	$177,217		$(29,696)	$(23,600)

Effects of Derivative Instruments on Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 is as follows:

	Gain/(Loss)		Location of	Gain/(Loss)
	Recognized in OCI on Derivative		Gain/(Loss)	Reclassified from OCI into Income
	(Effective Portion)		Reclassified from	(Effective Portion)
Derivatives in	For the Three Months Ended		Accumulated	For the Three Months Ended
Cash Flow	September 30,	September 30,	OCI into Income	September 30,	September 30,
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008
	(in thousands)			(in thousands)

Commodity contracts	$5,983	$284,075	Gas and oil production	$35,134	$(27,613)
Interest rate contracts	(966)	(1,169)	Interest expense	(1,083)	(312)

	$5,017	$282,906		$34,051	$(27,925)

	Gain/(Loss)		Location of	Gain/(Loss)
	Recognized in OCI on Derivative		Gain/(Loss)	Reclassified from OCI into Income
	(Effective Portion)		Reclassified from	(Effective Portion)
Derivatives in	For the Nine Months Ended		Accumulated	For the Nine Months Ended
Cash Flow	September 30,	September 30,	OCI into Income	September 30,	September 30,
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008
	(in thousands)			(in thousands)

Commodity contracts	$70,269	$(26,447)	Gas and oil production	$82,216	$(25,969)
Interest rate contracts	(1,971)	626	Interest expense	(3,115)	(335)

	$68,298	$(25,821)		$79,101	$(26,304)

From time to time, the Company enters into natural gas and crude oil future option contracts and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in natural gas prices and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.
In May 2009, the Company received approximately $28.5 million in proceeds from the early termination of natural gas and oil derivative positions for production periods from 2011 through 2013. In conjunction with the early termination of these derivatives, the Company entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under ATN’s credit facility (see Note 9). The gain recognized upon the early termination of these derivative positions will continue to be reported in accumulated other comprehensive income and will be reclassified into the Company’s consolidated statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings.

The Company has a $94.2 million net unrealized gain related to financial derivatives on its gas and oil production which is shown as a component of accumulated other comprehensive income at September 30, 2009, compared to a net unrealized gain of $106.1 million at December 31, 2008. If the fair values of the instruments remain at current market values, the Company will reclassify $60.1 million of unrealized gains to its consolidated statements of operations over the next twelve-month period as these contracts settle and $34.1 million of unrealized gains will be reclassified in later periods.
The Company’s commodity price risk management includes estimated future natural gas and crude oil production of the Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Partnerships based on their share of estimated gas and oil production related to the derivatives not yet settled. At September 30, 2009 and December 31, 2008, net unrealized derivative liabilities of $35.1 million and $51.8 million, respectively, are payable to the limited partners in the Partnerships and are included in the consolidated balance sheets.
At September 30, 2009, ATN had $270.0 million of borrowings under its revolving credit facility (see Note 9). At September 30, 2009, the Company had interest rate derivative contracts having an aggregate notional principal amount of $150.0 million through January 2011, which were designated as cash flow hedges. Under the terms of the contract, the Company will pay an interest rate of 3.11%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. This derivative effectively converts $150.0 million of ATN’s floating rate debt under the revolving credit facility to fixed-rate debt. The Company has accounted for the interest rate derivative contracts as effective hedge instruments under prevailing accounting standards.
As of September 30, 2009, the Company had the following interest rate and commodity derivatives:
Interest Fixed Rate Swap

			Contract
	Notional		Period Ended	Fair Value
Term	Amount	Option Type	December 31,	Liability
				(in thousands)
January 2008 - January 2011	$150,000,000	Pay 3.11% - Receive LIBOR	2009	$(1,009)
			2010	(3,495)
			2011	(194)

				$(4,698)

Natural Gas Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset (2)
	(MMBtu) (1)	(per MMBtu) (1)	(in thousands)
2009	10,340,000	$8.242	$36,116
2010	31,880,000	$7.708	47,682
2011	20,720,000	$7.040	3,403
2012	19,680,000	$7.223	4,119
2013	13,260,000	$7.082	235

			$91,555

Natural Gas Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/(Liability) (1)
		(MMBtu) (1)	(per MMBtu) (1)	(in thousands)
2009	Puts purchased	60,000	$11.000	$370
2009	Calls sold	60,000	$15.350	—
2010	Puts purchased	3,360,000	$7.839	6,021
2010	Calls sold	3,360,000	$9.007	—
2011	Puts purchased	9,540,000	$6.523	808
2011	Calls sold	9,540,000	$7.666	—
2012	Puts purchased	4,020,000	$6.514	—
2012	Calls sold	4,020,000	$7.718	(249)
2013	Puts purchased	5,340,000	$6.516	—
2013	Calls sold	5,340,000	$7.811	(579)

				$6,371

Crude Oil Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability) (3)
	(Bbl) (1)	(per Bbl) (1)	(in thousands)
2009	14,600	$99.319	$424
2010	48,900	$97.400	1,134
2011	42,600	$77.460	11
2012	33,500	$76.855	(74)
2013	10,000	$77.360	(29)

			$1,466

Crude Oil Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/(Liability) (3)
		(Bbl) (1)	(per Bbl) (1)	(in thousands)
2009	Puts purchased	9,000	$85.000	$134
2009	Calls sold	9,000	$116.561	—
2010	Puts purchased	31,000	$85.000	468
2010	Calls sold	31,000	$112.918	—
2011	Puts purchased	27,000	$67.223	—
2011	Calls sold	27,000	$89.436	(27)
2012	Puts purchased	21,500	$65.506	—
2012	Calls sold	21,500	$91.448	(70)
2013	Puts purchased	6,000	$65.358	—
2013	Calls sold	6,000	$93.442	(24)

				$481

			Total ATN asset	$95,175

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.

(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

(3)	Fair value based on forward WTI crude oil prices, as applicable.

Atlas Pipeline Holdings and Atlas Pipeline Partners
Beginning July 1, 2008, APL discontinued hedge accounting for its existing commodity derivatives which were qualified as hedges under prevailing accounting literature. As such, subsequent changes in fair value of these derivatives are recognized immediately within gain (loss) on mark-to-market derivatives in the Company’s consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008, which was recognized in accumulated other comprehensive income within stockholders’ equity on the Company’s consolidated balance sheet, will be reclassified to the Company’s consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings.
During the nine months ended September 30, 2009 and year ended December 31, 2008, APL made net payments of $5.0 million and $274.0 million, respectively, related to the early termination of derivative contracts. Substantially all of these derivative contracts were put into place simultaneously with the APL’s acquisition of the Chaney Dell and Midkiff/Benedum systems in July 2007 and related to production periods ranging from the end of the second quarter of 2008 through the fourth quarter of 2009. During the three and nine months ended September 30, 2009 and 2008, the Company recognized the following derivative activity related to the termination of these derivative instruments within its consolidated statements of operations (amounts in thousands):

	Early Termination of Derivative Contracts
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net cash derivative expense included within gain (loss) on mark-to-market derivatives	$—	$(70,258)	$(5,000)	$(186,068)
Net cash derivative expense included within transmission, gathering and processing revenue	—	(1,258)	—	(1,573)
Net non-cash derivative income (expense) included within gain (loss) on mark-to-market derivatives	15,488	6,488	34,708	(39,857)
Net non-cash derivative expense included within transmission, gathering and processing revenue	(19,976)	(19,514)	(54,043)	(19,514)
At September 30, 2009, AHD had an interest rate derivative contract having an aggregate notional principal amount of $25.0 million. Under the terms of the agreement, AHD will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of its revolving credit facility (see Note 9), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The interest rate swap agreement is effective at September 30, 2009 and expires on May 28, 2010. In June 2009, AHD repaid a portion of its borrowings under the credit facility, with a resulting balance of $12.0 million outstanding under the credit facility at September 30, 2009. In addition, in accordance with the June 2009 amendment to its credit facility (see Note 9), AHD is prohibited from borrowing additional amounts under its credit facility once the amounts have been repaid. In accordance with prevailing accounting literature, the portion of any gain or loss in other comprehensive income related to forecasted hedge transactions that are no longer expected to occur are to be removed from other comprehensive income and recognized within the Company’s statements of operations. As a result of this reduction in borrowings under the credit facility below the notional amount of the interest rate derivative contract, the Company recognized an expense of $0.1 million and $0.3 million within gain (loss) on mark-to-market derivatives in its consolidated statements of operations for the three and nine months ended September 30, 2009, respectively.

At September 30, 2009, APL had interest rate derivative contracts having aggregate notional principal amounts of $450.0 million. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its credit facility (see Note 9), and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The APL interest rate swap agreements were in effect as of September 30, 2009 and expire during periods ranging from January 30, 2010 through April 30, 2010. Beginning May 29, 2009, APL discontinued hedge accounting for its interest rate derivatives which were qualified as hedges under prevailing accounting literature. As such, subsequent changes in fair value of these derivatives will be recognized immediately within gain (loss) on mark-to-market derivatives in the Company’s consolidated statements of operations. The fair value of these derivative instruments at May 29, 2009, which was recognized within accumulated other comprehensive income within stockholders’ equity on the Company’s consolidated balance sheet, will be reclassified to the Company’s consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings.
The following table summarizes AHD and APL’s derivative activity, including the early termination of derivative contracts disclosed above, for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Loss from cash settlement and non-cash recognition of qualifying hedge instruments(1)	$(9,779)	$(27,419)	$(37,281)	$(78,214)
Gain (loss) from change in market value of non- qualifying derivatives(2)	12,021	190,013	(30,460)	(17,919)
Gain (loss) from change in market value of ineffective portion of qualifying derivatives(2)	—	44,997	10,813	41,271
Gain (loss) from cash settlement and non-cash recognition of non-qualifying derivatives(2)	(10,321)	(84,207)	3,500	(280,696)
Loss from cash settlement of interest rate derivatives(3)	(3,164)	(708)	(9,343)	(915)
Loss from change in market value of non-qualifying interest rate derivatives(2)	(861)	—	(891)	—
Loss from reclassification of loss from Other Comprehensive Income to Other Loss(2)	(60)	—	(256)	—

(1)	Included within transmission, gathering and processing revenue on the Company’s consolidated statements of operations.

(2)	Included within gain (loss) on mark-to-market derivatives on the Company’s consolidated statements of operations.

(3)	Included within interest expense on the Company’s consolidated statements of operations.
The following table summarizes AHD’s and APL’s gross fair values of cumulative derivative instruments for the period indicated (amounts in thousands):

	September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	N/A	$—	Current portion of derivative liability	$(6,352)
Commodity contracts	Current portion of derivative asset	4,514
Commodity contracts	Long-term derivative asset	1,980
Commodity contracts	Current portion of derivative liability	10,050	Current portion of derivative liability	(45,162)
Commodity contracts	Long-term derivative liability	3,341	Long-term derivative liability	(12,597)

		$19,885		$(64,111)

The following table summarizes the gross effect of AHD’s and APL’s derivative instruments on the Company’s consolidated statement of operations for the period indicated (amounts in thousands):

	Derivatives not designated as hedging instruments
	Three months ended September 30, 2009
	Gain (Loss)	Gain (Loss) Reclassified from		Gain (Loss) Recognized in Income
	Recognized in	Accumulated OCI into Income		(Ineffective Portion and Amount
	Accumulated	(Effective Portion)		Excluded from Effectiveness Testing)
	OCI	Amount	Location	Amount	Location
Interest rate contracts(1)	$30	$(3,419)	Interest expense	$(951)	Gain (loss) on mark-to-market derivatives
Commodity contracts(1)	—	(10,294)	Transmission, gathering and processing revenue	(13,671)	Gain (loss) on mark-to-market derivatives
Commodity contracts(2)	—	—	N/A	16,036	Gain (loss) on mark-to-market derivatives

	$30	$(13,713)		$1,414

(1)	Hedges previously designated as cash flow hedges.

(2)	Dedesignated cash flow hedges and non-designated hedges.

	Derivatives not designated as hedging instruments
	Nine months ended September 30, 2009
	Gain (Loss)	Gain (Loss) Reclassified from		Gain (Loss) Recognized in Income
	Recognized in	Accumulated OCI into Income		(Ineffective Portion and Amount
	Accumulated	(Effective Portion)		Excluded from Effectiveness Testing)
	OCI	Amount	Location	Amount	Location
Interest rate contracts(1)	$(2,411)	$(9,599)	Interest expense	$(1,147)	Gain (loss) on mark-to-market derivatives
Commodity contracts(1)	—	(37,158)	Transmission, gathering and processing revenue	(36,579)	Gain (loss) on mark-to-market derivatives
Commodity contracts(2)	—	—	N/A	20,155	Gain (loss) on mark-to-market derivatives

	$(2,411)	$(46,757)		$(17,571)

(1)	Hedges previously designated as cash flow hedges.

(2)	Dedesignated cash flow hedges and non-designated hedges.
As of September 30, 2009, AHD had the following interest rate derivatives, including derivatives that do not qualify for hedge accounting:
Interest Fixed-Rate Swap

	Notional		Contract Period	Fair Value
Term	Amount	Type	Ended December 31,	Liability(1)
				(in thousands)
May 2008 - May 2010	$25,000,000	Pay 3.01% — Receive LIBOR	2009	$(174)
			2010	(271)

			Total AHD net liability	$(445)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.
As of September 30, 2009, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:
Interest Fixed-Rate Swap

	Notional		Contract Period	Fair Value
Term	Amount	Type	Ended December 31,	Liability(1)
				(in thousands)
January 2008 - January 2010	$200,000,000	Pay 2.88% — Receive LIBOR	2009	$(1,335)
			2010	(426)

				$(1,761)

April 2008 - April 2010	$250,000,000	Pay 3.14% — Receive LIBOR	2009	$(1,832)
			2010	(2,314)

				$(4,146)

Natural Gas Sales — Fixed Price Swaps

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset (3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	120,000	$8.000	$390

Natural Gas Basis Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	1,230,000	$(0.558)	$(386)
2010	2,220,000	$(0.607)	(401)

			$(787)

Natural Gas Purchases — Fixed Price Swaps

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability (3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	2,580,000	$8.687	$(10,162)
2010	4,380,000	$8.635	(11,718)

			$(21,880)

Natural Gas Basis Purchases

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	3,690,000	$(0.659)	$1,508
2010	6,600,000	$(0.590)	1,193

			$2,701

Natural Gas Liquids — Fixed Price Swap

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(gallons)	(per gallon)	(in thousands)
2009	5,544,000	$0.754	$(762)

Ethane Put Options

Associated
Production Period	NGL	Average	Fair Value
Ended December 31,	Volume	Price(4)	Liability(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	630,000	$0.340	$(57)	Puts purchased

Propane Put Options

Associated
Production Period	NGL	Average	Fair Value
Ended December 31,	Volume	Price(4)	Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	15,246,000	$0.820	$579	Puts purchased

Isobutane Put Options

Associated
Production Period	NGL	Average	Fair Value
Ended December 31,	Volume	Price(4)	Liability(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	126,000	$0.589	$(20)	Puts purchased

Normal Butane Put Options

	Associated
Production Period	NGL	Average	Fair Value
Ended December 31,	Volume	Price(4)	Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	3,654,000	$0.943	$98	Puts purchased
2010	3,654,000	$1.038	$544	Puts purchased

			$642

Natural Gasoline Put Options

	Associated
Production Period	NGL	Average	Fair Value
Ended December 31,	Volume	Price(4)	Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	3,906,000	$1.341	$549	Puts purchased
2010	3,906,000	$1.345	$902	Puts purchased

			$1,451

Crude Oil Sales Options (associated with NGL volume)

		Associated	Average
Production Period	Crude	NGL	Crude	Fair Value
Ended December 31,	Volume	Volume	Price (4)	Asset/(Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)

2009	165,000	9,321,900	$63.53	$856	Puts purchased
2009	527,700	29,874,978	$84.80	(647)	Calls sold
2010	486,000	27,356,700	$61.24	4,111	Puts purchased
2010	3,127,500	213,088,050	$86.20	(20,462)	Calls sold
2010	714,000	45,415,440	$132.17	705	Calls purchased(5)
2011	606,000	33,145,560	$100.70	(4,517)	Calls sold
2011	252,000	13,547,520	$133.16	920	Calls purchased(5)
2012	450,000	25,893,000	$102.71	(4,038)	Calls sold
2012	180,000	9,676,800	$134.27	919	Calls purchased(5)

				$(22,153)

Crude Oil Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(3)
	(barrels)	(per barrel)	(in thousands)
2009	6,000	$62.700	$(48)

Crude Oil Sales Options

Production Period		Average	Fair Value
Ended December 31,	Volumes	Crude Price(4)	Asset/(Liability)(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2009	117,000	$64.151	$604	Puts purchased
2009	76,500	$84.956	(116)	Calls sold
2010	411,000	$64.732	4,450	Puts purchased
2010	234,000	$88.088	(1,475)	Calls sold
2011	72,000	$93.109	(746)	Calls sold
2012	48,000	$90.314	(648)	Calls sold

			$2,069

		Total net APL liability	$(43,782)
		Total net AHD liability	(445)
		Total net Company asset	95,175

		Total consolidated net asset	$50,948

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(4)	Average price of options based upon average strike price adjusted by average premium paid or received.

(5)
Calls purchased for 2010 through 2012 represent offsetting positions for calls sold. These offsetting positions were entered into by APL to limit the loss which could be incurred if crude oil prices continued to rise.

(6)	Mmbtu represents million British Thermal Units.
The fair value of the derivatives included in the Company’s consolidated balance sheets is as follows (in thousands):

	September 30,	December 31,
	2009	2008
Current portion of derivative asset	$88,960	$152,727
Long-term derivative asset	42,405	69,451
Current portion of derivative liability	(46,570)	(73,776)
Long-term derivative liability	(33,847)	(59,103)

Total Company net asset	$50,948	$89,299

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company uses a fair value methodology to value the assets and liabilities for its, AHD’s and APL’s outstanding derivative contracts (see Note 10) and the Company’s Supplemental Employment Retirement Plan (“SERP” — see Note 17). The Company’s and APL’s commodity hedges, with the exception of APL’s NGL fixed price swaps and NGL options, are calculated based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. The Company’s, AHD’s and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model and are therefore defined as Level 2 fair value measurements. The Company’s SERP is calculated based on observable actuarial inputs developed by a third-party actuary and therefore is defined as a Level 2 fair value measurement, while the asset related to the funding of the SERP is based on third-party financial statements and is therefore also defined as a Level 2 fair value measurement. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of quoted price curves for NGL’s for similar locations, and therefore are defined as Level 3 fair value measurements. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institution, and therefore are defined as Level 3 fair value measurements.

On June 30, 2009, APL changed the basis for its valuation of crude oil options. Previously, APL utilized forward price curves developed by its derivative counterparties. Effective June 30, 2009, APL utilized crude oil option prices quoted from a public commodity exchange. With this change in valuation basis, APL reclassified the inputs for the valuation of its crude oil options from a Level 3 input to a Level 2 input. The change in valuation basis did not materially impact the fair value of its derivative instruments on its consolidated statements of operations.
The following table represents the Company’s assets and liabilities recorded at fair value as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
SERP liability	$—	$(3,587)	$—	$(3,587)
SERP asset funded in rabbi trust	—	3,655	—	3,655
ATN commodity-based derivatives	—	99,873	—	99,873
APL commodity-based derivatives	—	(39,708)	1,834	(37,874)
Interest rate derivatives	—	(11,051)	—	(11,051)

Total	$—	$49,182	$1,834	$51,016

APL’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and crude oil options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments as of September 30, 2009 (in thousands):

	NGL
	Fixed
	Price	NGL Sales	Crude Oil
	Swaps	Options	Options	Total
Balance — December 31, 2008	$1,509	$12,316	$(23,436)	$(9,611)
New options contracts	—	(2,896)	—	(2,896)
Cash settlements from unrealized gain (loss)(1)	(5,459)	(9,866)	(37,671)	(52,996)
Cash settlements from other comprehensive income(1)	5,453	—	11,618	17,071
Net change in unrealized gain (loss)(2)	(2,265)	(1,084)	14,886	11,537
Deferred option premium recognition	—	4,126	2,239	6,365
Net change in other comprehensive loss	—	—	—	—
Transfer to Level 2	—	—	32,364	32,364

Balance — September 30, 2009	$(762)	$2,596	$—	$1,834

(1)	Included within transmission, gathering and processing revenue on the Company’s consolidated statements of operations.

(2)	Included within loss on mark-to-market derivatives on the Company’s consolidated statements of operations.
Other Financial Instruments
The estimated fair value of the Company’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Company could realize upon the sale or refinancing of such financial instruments.

The Company’s other current assets and liabilities on its consolidated balance sheets are financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Company’s debt at September 30, 2009 and December 31, 2008, which consists principally of APL’s term loan, ATN and APL’s Senior Notes and borrowings under the ATN’s, AHD’s and APL’s credit facilities, were $2,047.9 million and $1,911.4 million, respectively, compared with the carrying amounts of $2,127.5 million and $2,413.1 million, respectively. The Senior Notes were valued based upon recent trading activity. The carrying value of outstanding borrowings under the credit facilities, which bear interest at a variable interest rate, approximates their estimated fair value.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Company; and estimated inflation rates (see Note 8).
Information for assets that are measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Level 3	Total	Level 3	Total
Asset retirement obligations	$125	$125	$721	$721

Total	$125	$125	$721	$721

NOTE 12 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related entities:
Relationship with the Company’s Sponsored Investment Partnerships. The Company conducts certain activities through, and a substantial portion of its revenues are attributable to, the Partnerships. The Company serves as general partner of the Partnerships and assumes customary rights and obligations for the Partnerships. As the general partner, the Company is liable for the Partnerships’ liabilities and can be liable to limited partners if it breaches its responsibilities with respect to the operations of the Partnerships. The Company is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Partnerships’ revenue, and costs and expenses according to the respective Partnership agreements.
Relationship with Resource America, Inc. The Company has two agreements that govern its ongoing relationship with Resource America, Inc. (“RAI”), its former parent, that are still in effect at September 30, 2009. These agreements are the tax matters agreement and the transition services agreement. The tax matters agreement governs the respective rights, responsibilities and obligations of the Company and RAI with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax matters. The transition services agreement governs the provision of support services by the Company to RAI and by RAI to the Company, such general and administrative functions. The Company reimburses RAI for various costs and expenses it incurs for these services on behalf of the Company, primarily payroll and rent. For the three months ended September 30, 2009 and 2008, the Company’s reimbursements to RAI totaled $0.3 million and $0.3 million, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, reimbursements to RAI totaling $0.2 million and $0.1 million, respectively, which remain to be settled between the parties, were reflected in the Company’s consolidated balance sheets as advances to/from affiliate.

Relationship with Laurel Mountain. Upon completion of the transaction with Laurel Mountain, the Company entered into new gas gathering agreements with Laurel Mountain which superseded the existing master natural gas gathering agreement and omnibus agreement between the Company and APL. Under the new gas gathering agreements, the Company is obligated to pay Laurel Mountain all of the gathering fees it collects from the Partnerships, which generally ranges from $0.35 per Mcf to the amount of the competitive gathering fee (which is currently defined as 13% of the gross sales price received for the partnerships gas) plus any excess amount of the gathering fees collected up to an amount equal to approximately 16% of the natural gas sales price. The new gathering agreements contain additional provisions which define certain obligations and options of each party to build and connect newly drilled wells to any Laurel Mountain gathering system.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
General Commitments
The Company is the managing general partner of the Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Partnership assets. Subject to certain conditions, investor partners in certain Partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the management of the Company believes that any liability incurred would not be material. The Company may be required to subordinate a part of its net partnership revenues from the Partnerships to the benefit of the investor partners for an amount equal to at least 10% of their subscriptions, determined on a cumulative basis, in accordance with the terms of the partnership agreements. For the three and nine months ended September 30, 2009, $1.4 million and $2.3 million, respectively, of the Company’s net revenues were subordinated, which reduced its cash distributions received from the investment partnerships for the respective periods. No subordination of the Company’s net revenues was required for the three and nine months ended September 30, 2008 with regard to the Partnerships.
The Company is party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.
As of September 30, 2009, the Company and its subsidiaries are committed to expend approximately $17.8 million on pipeline extensions, compressor station upgrades, and processing facility upgrades.
Legal Proceedings
The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.
Following the announcement of the merger agreement on April 27, 2009 between the Company and Atlas Energy Resources, the following actions were filed in Delaware Chancery Court purporting to challenge the Merger:
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
On June 15, 2009, Vice Chancellor Noble issued an order consolidating all five lawsuits, renaming the action In re Atlas Energy Resources, LLC Unitholder Litigation, C.A. No. 4589-VCN, and appointing as co-lead plaintiffs Operating Engineers Construction Industry and Miscellaneous Pension Fund and Montgomery County Employees Retirement Fund. Plaintiffs filed a Verified Consolidated Class Action Complaint on July 1, 2009, which has superseded all prior complaints. On July 27, 2009, the Chancery Court granted the parties’ scheduling stipulation, setting a preliminary injunction hearing for September 4, 2009. The complaint advances claims of breach of fiduciary duty in connection with the Merger agreement, including allegations of inadequate disclosures in connection with the unitholder vote on the Merger, and seeks monetary damages or injunctive relief, or both. On August 7, 2009, plaintiffs advised the court by letter that they are not pursuing their motion for preliminary injunction and requested that the preliminary injunction hearing date be removed from the court’s calendar. Around that time, plaintiffs advised counsel for the defendants that they intended to continue to pursue the case after the Merger as a claim for monetary damages. The Chancery Court approved the briefing schedule in mid-September and the defendants filed a brief in support of their motion to dismiss on October 16, 2009. Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company. Based on the facts known to date, the defendants believe that the claims asserted against them in this lawsuit are without merit, and intend to defend themselves vigorously against the claims.
In June 2008, the Company’s wholly-owned subsidiary, Atlas America, LLC, was named as a co-defendant in the matter captioned CNX Gas Company, LLC (“CNX”) v. Miller Petroleum, Inc. (“Miller”), et al. (Chancery Court, Campbell County, Tennessee). In its complaint, CNX alleges that Miller breached a contract to assign to CNX certain leasehold rights (“Leases”) representing approximately 30,000 acres in Campbell County, Tennessee and that Atlas America, LLC and another defendant, Wind City Oil & Gas, LLC, interfered with the closing of this assignment on June 6, 2008. ATN purchased the Leases from Miller for approximately $19.1 million. On December 15, 2008, the Chancery Court dismissed the matter in its entirety, holding that there had been no breach of the contract by Miller and, therefore, that Atlas America, LLC could not have tortuously interfered with the contract. The Chancery Court dismissed all claims against Atlas America, LLC; however, CNX has appealed this decision.
NOTE 14 — INCOME TAXES
The Company accounts for income taxes under the asset and liability method pursuant to prevailing accounting literature. Under such literature, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value. As of September 30, 2009 and December 31, 2008, the Company determined that no valuation allowance was necessary. In conjunction with the Merger, the Company recognized a reduction of its deferred tax liability of $179.4 million, related to book and tax basis differences in the Company’s investment in ATN.

The Company recognizes the financial statement benefit of a tax position after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting a more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company had applied this methodology to all tax positions for which the statute of limitation remains open, and there were no additions, reductions or settlements in unrecognized tax benefits during the three and nine months ended September 30, 2009 and 2008. The Company has no material uncertain tax positions at September 30, 2009.
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
NOTE 15 — ISSUANCES OF SUBSIDIARY UNITS
The Company recognizes gains on its subsidiaries’ equity transactions as a credit to equity rather than as income. These gains represent the Company’s portion of the excess net offering price per unit of each of its subsidiary’s units to the book carrying amount per unit.
In August 2009, APL sold 2,689,765 common units in a private placement at an offering price of $6.35 per unit, yielding net proceeds of approximately $16.1 million. APL also received a capital contribution from AHD of $0.4 million for AHD to maintain its 2.0% general partner interest in the APL. In addition, APL issued warrants granting investors in its private placement the right to purchase an additional 2,689,765 common units at a price of $6.35 per unit for a period of two years following the issuance of the original common units. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan (see Note 9), and will make similar repayments with net proceeds from future exercises of the warrants.
The common units and warrants sold by APL in the August 2009 private placement are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement required APL to (a) file a registration statement with the Securities and Exchange Commission for the privately placed common units and those underlying the warrants by September 21, 2009 and (b) cause the registration statement to be declared effective by the Securities and Exchange Commission by November 18, 2009. APL filed a registration statement with the Securities and Exchange Commission in satisfaction of the registration requirements of the registration rights agreement on September 3, 2009, and the registration statement was declared effective on October 14, 2009.
In June 2008, APL sold 5,750,000 common limited partner units in a public offering at a price of $37.52 per unit, yielding net proceeds of approximately $206.6 million. Also in June 2008, the Company purchased 308,109 AHD common units and 1,112,000 APL common limited partner units through a private placement transaction at a price of $32.50 and $36.02 per unit, respectively, for net proceeds of approximately $10.0 million and $40.1 million, respectively. AHD utilized the net proceeds from the sale to purchase 278,000 common units of APL, which in turn utilized the proceeds to partially fund the early termination of certain derivative agreements (see Note 10).
In May 2008, ATN sold 2,070,000 of its Class B common units in a public offering yielding net proceeds of approximately $82.5 million. The net proceeds were used to repay a portion of ATN’s outstanding balance under its revolving credit facility. A gain of $17.7 million, net of an income tax provision of $8.7 million, in accordance with prevailing accounting literature was recorded in consolidated equity as an increase to paid-in capital as well as a corresponding adjustment of $26.4 million to non-controlling interest, during the year ended December 31, 2008.

NOTE 16 — CASH DISTRIBUTIONS
Prior to the Merger, ATN was required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its limited liability company agreement) for that quarter to its Class A and Class B common unitholders in accordance with their respective percentage interests. Effective April 1, 2009, ATN suspended further distributions due to the announcement of its intent to merge with the Company (see Note 3).
Atlas Pipeline Partners Cash Distributions. APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and AHD, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, AHD will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and General Partner distributions declared by APL for the period from January 1, 2008 through September 30, 2009 were as follows (in thousands, except per unit amounts):

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
APL did not declare a cash distribution for the quarters ended September 30, 2009 and June 30, 2009. On May 29, 2009, APL entered into an amendment to its senior secured credit facility (see Note 9), which, among other things, requires that it pay no cash distributions during the remainder of the year ended December 31, 2009 and allows it to pay cash distributions beginning January 1, 2010 if its senior secured leverage ratio is above certain thresholds and it has minimum liquidity (both as defined in the credit agreement) of at least $50.0 million.
In connection with APL’s acquisition of control of the Chaney Dell and Midkiff/Benedum systems, AHD, which holds all of the incentive distribution rights in APL, agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to APL. AHD also agreed that the resulting allocation of incentive distribution rights back to APL would be after AHD receives the initial $7.0 million per quarter of incentive distribution rights.

Atlas Pipeline Holdings Cash Distributions. AHD has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders. Distributions declared by AHD for the period from January 1, 2008 through September 30, 2009 were as follows (in thousands except per unit amounts):

			Total Cash
Date Cash		Cash Distribution per	Distribution to the
Distribution Paid or	For Quarter	Common Limited	Company
Payable	Ended	Partner Unit	(in thousands)
February 19, 2008	December 31, 2007	$0.34	$5,950

May 20, 2008	March 31, 2008	$0.43	$7,525
August 19, 2008	June 30, 2008	$0.51	$9,082
November 19, 2008	September 30, 2008	$0.51	$9,082
February 19, 2009	December 31, 2008	$0.06	$1,068
There was no distribution declared by AHD for the quarters ended September 30, 2009, June 30, 2009 and March 31, 2009. On June 1, 2009, AHD entered into an amendment to its credit facility agreement, which, among other changes, prohibited it from paying any cash distributions on its equity while the credit facility is in effect (see Note 9).
NOTE 17 — BENEFIT PLANS
Incentive Bonus Plan
The Company’s shareholders approved an Incentive Bonus Plan (“Bonus Plan”) for the benefit of its senior executive officers. The total amount of cash bonus awards to be made under the Bonus Plan for any plan year will be based on performance goals related to objective business criteria for such year. For any plan year, the Company’s performance must achieve levels targeted by the Company’s compensation committee, as established at the beginning of each year, for any bonus awards to be made. Aggregate bonus awards to all participants under the Bonus Plan may not exceed a limit as set by the compensation committee. The compensation committee has the authority to reduce the total amount of bonus awards, if any, to be made to the eligible employees for any plan year based on its assessment of personal performance or other factors as the Board may determine to be relevant or appropriate. The compensation committee may permit participants to elect to defer awards. For the three month periods ended September 30, 2009 and 2008, the Company recognized $1.7 million and $0.9 million, respectively, of estimated expenses under the plan and $5.2 million and $3.7 million for the nine month periods ended September 30, 2009 and 2008, respectively.
Stock Incentive Plans
The Company has a Stock Incentive Plan (the “2004 Plan”) which authorizes the granting of up to 4,499,999 shares of the Company’s common stock to employees, affiliates, consultants and directors of the Company in the form of incentive stock options (“ISOs”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock and deferred units. The Company also has a 2009 Stock Incentive Plan (the “2009 Plan” and together with the 2004 Plan, the “Plans”) which authorizes the granting of up to 4,800,000 shares of the Company’s common stock to employees, affiliates, consultants and directors of the Company in the form of ISOs, non-qualified stock options, SARs, restricted stock, restricted stock units and deferred units. No awards have been issued under the 2009 Plan. Generally, the approach to accounting in requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
Stock Options. Options under the 2004 Plan become exercisable as to 25% of the optioned shares each year after the date of grant, except options totaling 1,687,500 shares awarded in fiscal 2005 to Messrs. Edward Cohen and Jonathan Cohen, which are immediately exercisable, and expire not later than ten years after the date of grant. Compensation cost is recorded on a straight-line basis. The Company issues new shares when stock options are exercised or units are converted to shares. Under the 2004 Plan, there were 6,411 and 19,067 options exercised during the three and nine months ended September 30, 2009, respectively. Under the 2004 Plan, 28,155 options were exercised during the three and nine months ended September 30, 2008, respectively.

The following tables set forth the 2004 Plan activity for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	3,537,132	$16.96	3,540,380	$16.89
Granted	7,500	$19.75	—	—
Exercised	(6,411)	$11.32	(28,155)	$11.32
Forfeited	(30,000)	$35.82	—	—

Outstanding, end of period(1)(2)	3,508,221	$16.81	3,512,225	$16.94

Non-cash compensation expense recognized (in thousands)	$494		$983

	Nine Months Ended
	September 30,
	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	3,495,351	$16.97	2,715,380	$12.10
Granted	107,500	$13.80	825,000	$32.68
Exercised(3)	(19,067)	$11.32	(28,155)	$11.32
Cancelled	(15,187)	$11.32	—	—
Forfeited	(60,376)	$23.49	—	—

Outstanding, end of period(1)(2)	3,508,221	$16.81	3,512,225	$16.94

Options exercisable, end of period(4)	2,745,408	$13.30	2,350,298	$11.61

Non-cash compensation expense recognized (in thousands)	$2,388		$2,941

Available for grant at September 30, 2009	761,562

(1)	The weighted average remaining contractual life for outstanding options at September 30, 2009 was 6.7 years.

(2)	The aggregate intrinsic value of options outstanding at September 30, 2009 was approximately $40.6 million.

(3)
The aggregate intrinsic values of options exercised were approximately $0.1 million during the nine months ended September 30, 2009, and $0.8 million during the three and nine months ended September 30, 2008.

(4)	The weighted average outstanding contractual life of exercisable options at September 30, 2009 is 6.0 years.

The Company used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Expected dividend yield	—	—	0.6%	0.4%
Expected stock price volatility	44%	—	37%	33%
Risk-free interest rate	3.1%	—	2.3%	2.6%
Expected term (in years)	6.88	—	6.29	6.25
Fair value of stock options granted	$9.80	—	$5.23	$11.75
Deferred Units and Restricted Shares
Under the 2004 Plan, non-employee directors of the Company are awarded deferred units that vest over a four-year period. Each unit represents the right to receive one share of the Company’s common stock upon vesting. Units will vest sooner upon a change in control of the Company or death or disability of a grantee. The fair value of the grants is based on the closing stock price on the grant date, and is being charged to operations over the requisite service periods using a straight-line attribution method. Upon termination of service by a grantee, all unvested units are forfeited.
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
The following table summarizes the activity of deferred and restricted units for the three and nine months ended September 30, 2009 and 2008:

		Three Months Ended
	September 30,
	2009		2008
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Units	Fair Value	of Units	Fair Value
Non-vested shares outstanding, beginning of period	12,534	$23.80	12,364	$23.53
Granted	24,663	$22.10	396	$37.69
Matured(1)	(5,123)	$22.43	(248)	$20.14
Forfeited	—	—	—	—

Non-vested shares outstanding, end of period(2)	32,074	$22.71	12,512	$24.05

Non-cash compensation expense recognized (in thousands)	$93		$25

		Nine Months Ended
	September 30,
	2009		2008
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Units	Fair Value	of Units	Fair Value
Non-vested shares outstanding, beginning of period	12,512	$24.05	21,114	$14.61
Granted	29,468	$21.04	1,920	$46.87
Matured(1)	(9,906)	$19.43	(10,522)	$9.27
Forfeited	—	—	—	—

Non-vested shares outstanding, end of period(2)	32,074	$22.71	12,512	$24.05

Non-cash compensation expense recognized (in thousands)	$144		$74

(1)
The intrinsic values for phantom unit awards vested during the three months ended at September 30, 2009 were $0.1 million and $0.2 million and $0.5 million during the nine months ended September 30, 2009 and 2008, respectively.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2009 was $0.9 million.
At September 30, 2009, the Company had unamortized compensation expense related to its unvested portion of the options and units of $6.8 million that the Company expects to recognize over the next four years.
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
The common stock purchased by the ESOP is held by the ESOP trustee in a suspense account. On an annual basis, a portion of the common stock will be released from the suspense account and allocated to participating employees. As of September 30, 2009, there were 767,378 shares allocated to participants and 49,861 shares which are unallocated. All unallocated shares were allocated to participating employees at the end of the ESOP’s fiscal year on September 30, 2009. Participants will receive shares upon vesting, which occurs over a five year period, beginning after the participant’s second year of service. The fair value of unearned ESOP shares was $1.3 million at September 30, 2009.

Supplemental Employment Retirement Plan (“SERP”)
The Company entered into an employment agreement with its Chairman of the Board, Chief Executive Officer and President, Edward E. Cohen, pursuant to which the Company has agreed to provide him with a SERP and with certain financial benefits upon termination of his employment. Under the SERP, Mr. Cohen will be paid an annual benefit equal to the product of (a) 6.5% multiplied by, (b) his base salary at the time of his retirement, death or other termination of employment with the Company, multiplied by, (c) the amount of years he shall be employed by the Company commencing upon the effective date of the SERP agreement, limited to an annual maximum benefit of 65% of his final base salary and a minimum of 26% of his final base salary. During the three months ended September 30, 2009 and 2008, expense recognized with respect to this commitment was $0.2 million and $0.4 million, respectively, and $0.5 million and $1.1 million during the nine months ended September 30, 2009 and 2008, respectively.
During the nine months ended September 30, 2009, the Company funded $3.2 million of the outstanding liability with a financial institution in a rabbi trust, which is included in other assets on the Company’s consolidated balance sheet. As of September 30, 2009, the actuarial present value of the expected postretirement obligation due under this the SERP was $3.6 million, which is included in other long-term liabilities on the Company’s consolidated balance sheets.
The following table provides information about amounts recognized in the Company’s consolidated balance sheets at the dates indicated (in thousands):

	September 30,	December 31,
	2009	2008
Other liabilities	$(3,587)	$(3,209)
Accumulated other comprehensive income	187	255
Deferred income tax asset	110	150

Net amount recognized	$(3,290)	$(2,804)

The estimated amount that will be amortized from accumulated other comprehensive income into expense for the year ended December 31, 2009 is $0.1 million.
Amended and Restated Atlas Energy, Inc. Assumed Long-Term Incentive Plan
In connection with the Merger, the Company agreed to assume ATN’s Long-Term Incentive Plan (the “Assumed LTIP”), which applies to all of ATN’s awards that were outstanding at the time of the Merger. Under the Assumed LTIP, each outstanding unit option, phantom unit and restricted unit granted under the ATN’s previous plan was converted to an equivalent stock option, phantom share or restricted share of the Company’s at a ratio of 1.0 unit to 1.16 common shares.
Following the consummation of the Merger, no new grant awards will be issued pursuant to the Assumed LTIP. All of the terms related to the previous LTIP remain unchanged and no new grant awards will be issued pursuant to the Assumed LTIP. Awards granted after 2006 vest 25% after three years and 100% upon the four-year anniversary of grant, except for awards to ATN’s former board members which vest 25% per year over four years. Awards granted in 2006 vest 25% per year over four years. Upon termination of service by a grantee, all unvested awards are forfeited. A restricted stock grant or phantom stock grant entitles a grantee to receive a share of the Company’s common stock upon vesting of the grant or, at the discretion of the Company’s compensation committee, cash equivalent to the then fair market value of its common share.
Restricted Stock and Phantom Units. Under the Assumed LTIP, 28,523 restricted and phantom units were awarded during the period from January 1, 2009 to September 29, 2009. During the nine months ended September 30, 2008, 35,793 restricted units were awarded under the Assumed LTIP. The fair value of the grants is based on the closing unit price on the grant date, and is being charged to operations over the requisite service periods using a straight-line attribution method.

The following table summarizes the activity of restricted stock and phantom units for the period from January 1, 2009 to September 30, 2009 and lists the number and average grant date fair value of the Company’s common shares underlying the converted phantom and restricted stock:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Non-vested units outstanding at December 31, 2008	768,829	$23.86
Granted	28,523	16.48
Vested	(13,073)	21.70
Forfeited	(46,000)	31.12

Non-vested units outstanding at September 29, 2009	738,279	23.16
Units converted on September 29, 2009(1)	118,125	N/A

Non-vested units outstanding at September 30, 2009	856,404	$19.97

(1)	Converted at a ratio of 1.0 ATN common unit to 1.16 common shares of the Company.
Unit Options. There were 5,000 unit options granted during the period from January 1, 2009 to September 30, 2009. During the nine months ended September 30, 2008, 14,000 unit options were awarded under the predecessor ATN LTIP. Option awards expire 10 years from the date of grant and were generally granted with an exercise price equal to the market price of ATN’s common units at the date of grant. The Company uses the Black-Scholes option pricing model to estimate the weighted average fair value per option granted.
The following table sets forth option activity for the period from January 1, 2009 to September 30, 2009 and lists the number of the ATN class B units prior to September 29, 2009, the number of the Company’s common shares subsequent to the Merger and the weighted average exercise price underlying the converted stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Units	Price	(in years)	(in thousands)

Outstanding at December 31, 2008	1,902,902	$24.17
Granted	5,000	25.78
Exercised	—	—
Forfeited or expired	(123,600)	31.96

Outstanding at September 29, 2009	1,784,302	$23.64	7.34
Stock options converted on September 29, 2009	285,488	N/A	N/A

Non-vested stock options outstanding at September 30, 2009	2,069,790	$20.36	7.34	$14,402

The following tables summarize information about unit options outstanding and exercisable at September 30, 2009 and list the number of the Company’s common shares subsequent to the Merger and the weighted average exercise price underlying the converted stock options:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$21.00 - 25.18	1,635,002	7.1	$22.60	280,314	$21.00
$30.24 - 35.00	141,800	7.8	$34.78	—	—
$37.79 and above	7,500	8.3	$39.79	—	—

	1,784,302	7.34	$23.64	280,314	$21.00

Stock options converted on September 29, 2009(1)	285,488	N/A	N/A	44,850	N/A

Converted stock options at September 30, 2009	2,069,790	7.34	$20.38	325,164	$18.10

(1)	Converted at a ratio of 1.0 ATN common unit to 1.16 common shares of the Company.
The Company recognized $0.4 million and $1.4 million in compensation expense related to the Assumed LTIP restricted stock units, phantom units and unit options for the three months ended September 30, 2009 and 2008, respectively. The Company recognized $3.4 million and $4.0 million of compensation expense related to the Assumed LTIP for the nine months ended September 30, 2009 and 2008, respectively. ATN paid $0.4 million with respect to distribution equivalent rights (“DER”) for the three months ended September 30, 2008, and $0.4 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts were recorded as a reduction of members’ equity on the Company’s consolidated balance sheet during the respective period. At September 30, 2009, the Company had approximately $8.8 million of unrecognized compensation expense related to the unvested portion of the restricted shares, phantom shares and stock options.
AHD Long-Term Incentive Plan
The Board of Directors of AHD approved and adopted AHD’s Long-Term Incentive Plan (“AHD LTIP”), which provides performance incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for AHD. The AHD LTIP is administered by a committee (the “AHD LTIP Committee”), appointed by AHD’s board. Under the AHD LTIP, phantom units and/or unit options may be granted, at the discretion of the AHD LTIP Committee, to all or designated Participants, at the discretion of the AHD LTIP Committee. The AHD LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At September 30, 2009, AHD had 1,136,800 phantom units and unit options outstanding under the AHD LTIP, with 962,650 phantom units and unit options available for grant.
AHD Phantom Units. A phantom unit entitles a Participant to receive a common unit of AHD, without payment of an exercise price, upon vesting of the phantom unit or, at the discretion of the AHD LTIP Committee, cash equivalent to the then fair market value of a common limited partner unit of AHD. In tandem with phantom unit grants, the AHD LTIP Committee may grant a Participant a distribution equivalent right (“DER”), which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions AHD makes on a common unit during the period such phantom unit is outstanding. The AHD LTIP Committee will determine the vesting period for phantom units. Through September 30, 2009, phantom units granted under the AHD LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the AHD LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of AHD, as defined in the AHD LTIP. Of the phantom units outstanding under the AHD LTIP at September 30, 2009, 44,550 units will vest within the following twelve months. All phantom units outstanding under the AHD LTIP at September 30, 2009 include DERs granted to the Participants by the AHD LTIP Committee. The amount paid with respect to AHD’s LTIP DERs was $0.1 million for the three months ended September 30, 2008, and $14,000 and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively. No DER payments were made during the three months ended September 30, 2009. These amounts were recorded as an adjustment of non-controlling interests on the Company’s consolidated balance sheet.

The following table sets forth the AHD LTIP phantom unit activity for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Outstanding, beginning of period	181,300	225,475	226,300	220,825
Granted(1)	500	—	500	4,650
Matured	—	—	—	—
Forfeited	—	—	(45,000)	—

Outstanding, end of period(2)	181,800	225,475	181,800	225,475

Non-cash compensation expense recognized (in thousands)	$295	$354	$277	$1,092

(1)
The weighted average prices for phantom unit awards on the date of grant, which are utilized in the calculation of compensation expense and do not represent exercise prices to be paid by the recipient, were $3.40 for the three and nine months ended September 30, 2009, and $32.28 for the nine months ended September 30, 2008. There were no grants awarded for the three months ended September 30, 2008.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2009 was $0.7 million.
At September 30, 2009, AHD had approximately $1.0 million of unrecognized compensation expense related to unvested phantom units outstanding under AHD’s LTIP based upon the fair value of the awards.
AHD Unit Options. A unit option entitles a Participant to receive a common unit of AHD upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of AHD’s common unit as determined by the AHD LTIP Committee on the date of grant of the option. The AHD LTIP Committee also shall determine how the exercise price may be paid by the Participant. The AHD LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2009, unit options granted under the AHD LTIP generally will vest 25% three years from the date of grant and 100% four years from the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by AHD’s LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of AHD, as defined in the AHD LTIP. There are 213,750 unit options outstanding under the AHD LTIP at September 30, 2009 that will vest within the following twelve months. The following table sets forth the AHD LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price

Outstanding, beginning of period	955,000	$20.54	1,215,000	$22.56
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	955,000	$20.54	1,215,000	$22.56

Options exercisable, end of period	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$222		$309

	Nine Months Ended September 30,
	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	1,215,000	$22.56	1,215,000	$22.56
Granted	100,000	$3.24	—	—
Matured	—	—	—	—
Forfeited	(360,000)	$22.56	—	—

Outstanding, end of period(1)(2)	955,000	$20.54	1,215,000	$22.56

Options exercisable, end of period	—	—	—	—

Non-cash compensation expense (income) recognized (in thousands)	$(129)		$928

(1)	The weighted average remaining contractual lives for outstanding options at September 30, 2009 were 7.3 years.

(2)	The intrinsic value of options outstanding at September 30, 2009 was $0.1 million.
At September 30, 2009, AHD had approximately $0.7 million of unrecognized compensation expense related to unvested unit options outstanding under AHD’s LTIP based upon the fair value of the awards.
AHD used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

Nine Months Ended
September 30, 2009
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

APL Phantom Units. A phantom unit entitles a grantee to receive a common unit, without payment of an exercise price, upon vesting of the phantom unit or, at the discretion of the APL LTIP Committee, cash equivalent to the fair market value of an APL common unit. In addition, the APL LTIP Committee may grant a participant a DER, which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions APL makes on a common unit during the period the phantom unit is outstanding. A unit option entitles the grantee to purchase APL’s common limited partner units at an exercise price determined by the APL LTIP Committee at its discretion. The APL LTIP Committee also has discretion to determine how the exercise price may be paid by the participant. Except for phantom units awarded to non-employee managing board members of AHD, the APL LTIP Committee will determine the vesting period for phantom units and the exercise period for options. Through September 30, 2009, phantom units granted under the APL LTIP generally had vesting periods of four years. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Phantom units awarded to non-employee managing board members will vest over a four year period. Awards will automatically vest upon a change of control, as defined in the APL LTIP. Of the units outstanding under the APL LTIP at September 30, 2009, 28,960 units will vest within the following twelve months. All phantom units outstanding under the APL LTIP at September 30, 2009 include DERs granted to the participants by the APL LTIP Committee. The amounts paid with respect to APL LTIP DERs were $0.1 million for the three months ended September 30, 2008, and $0.1 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively. No LTIP DER payments were made for the three months ended September 30, 2009. These amounts were recorded as reductions of non-controlling interest on the Company’s consolidated balance sheet.
The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Outstanding, beginning of period	76,721	149,923	126,565	129,746
Granted(1)	—	—	2,000	54,296
Matured(2)	(11,038)	(10,860)	(46,132)	(44,229)
Forfeited	(75)	(1,000)	(16,825)	(1,750)

Outstanding, end of period(3)	65,608	138,063	65,608	138,063

Non-cash compensation expense recognized (in thousands)	$235	$600	$491	$1,783

(1)
The weighted average prices for phantom unit awards on the date of grant, which are utilized in the calculation of compensation expense and do not represent an exercise price to be paid by the recipient, were $4.75 and $44.43 for awards granted for the nine months ended September 30, 2009 and 2008, respectively. There were no awards granted for the three months ended September 30, 2009 and 2008.

(2)
The intrinsic values for phantom unit awards exercised during the three months ended September 30, 2009 and 2008 were $0.1 million and $0.4 million, respectively, and $0.2 million and $1.8 million during the nine months ended September 30, 2009 and 2008, respectively.

(3)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2009 was $0.5 million.
At September 30, 2009, APL had approximately $0.8 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIP based upon the fair value of the awards.

APL Unit Options. A unit option entitles a participant to receive a common unit of APL upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option may be equal to or more than the fair market value of APL’s common unit as determined by the APL LTIP Committee on the date of grant of the option. The APL LTIP Committee also shall determine how the exercise price may be paid by the Participant. The APL LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2009, unit options granted under APL’s LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. The vesting of awards may also be contingent upon the attainment of predetermined performance targets, which could increase or decrease the actual award settlement, as determined by the APL LTIP Committee, although no awards currently outstanding contain any such provision. Awards will automatically vest upon a change of control of APL, as defined in the APL’s LTIP. There were 25,000 unit options outstanding under APL’s LTIP at September 30, 2009 that will vest within the following twelve months. The following table sets forth the APL LTIP unit option activity for the periods indicated:

Three Months Ended September 30,
	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	100,000	$6.24	—	—
Granted	—	—	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	100,000	$6.24	—	—

Options exercisable, end of period	—	—	—	—

Weighted average fair value of unit options per unit granted during the period	—	—	—	—

Non-cash compensation expense recognized (in thousands)	$2		—

	Nine Months Ended September 30,
	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of Unit	Exercise	of Unit	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	—	$—	—	—
Granted	100,000	6.24	—	—
Matured	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	100,000	$6.24	—	—

Options exercisable, end of period	—	—	—	—

Weighted average fair value of unit options per unit granted during the period	100,000	$0.14	—	—

Non-cash compensation expense recognized (in thousands)	$5		—

(1)	The weighted average remaining contractual life for outstanding options at September 30, 2009 was 9.3 years.

(2)	There was $0.1 million aggregate intrinsic value of options outstanding at September 30, 2009.

APL used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

Nine Months Ended
September 30, 2009
Expected dividend yield	11.0%
Expected stock price volatility	20%
Risk-free interest rate	2.2%
Expected term (in years)	6.3
APL Employee Incentive Compensation Plan and Agreement
In June 2009, a wholly-owned subsidiary of APL adopted an incentive plan (the “APL Plan”) which allows for equity-indexed cash incentive awards to employees of APL (the “Participants”), but expressly excludes as an eligible Participant any “Named Executive Officer” of APL (as such term is defined under the rules of the Securities and Exchange Commission). The APL Plan is administered by a committee appointed by the chief executive officer of APL. Under the APL Plan, cash bonus units may be awarded Participants at the discretion of the committee and bonus units totaling 325,000 were awarded under the APL Plan in June 2009. In September 2009, the APL subsidiary entered into an agreement with an APL executive officer that granted an award of 50,000 bonus units on substantially the same terms as the bonus units available under the APL Plan (the bonus units issued under the APL Plan and under the separate agreement are, for purposes hereof, referred to as “APL Bonus Units”). An APL Bonus Unit entitles the employee to receive the cash equivalent of the then-fair market value of an APL common limited partner unit, without payment of an exercise price, upon vesting of the APL Bonus Unit. APL Bonus Units vest ratably over a three year period from the date of grant and will automatically vest upon a change of control, death, or termination without cause, each as defined in the governing document. Vesting will terminate upon termination of employment with cause. During the three and nine months ended September 30, 2009, APL granted 50,000 and 375,000 APL Bonus Units, respectively. Of the APL Bonus Units outstanding at September 30, 2009, 123,750 APL Bonus Units will vest within the following twelve months. APL recognized compensation expense related to these awards based upon the fair value. APL recognized $0.4 million and $0.5 million of compensation expense within general and administrative expense on the Company’s consolidated statements of operations with respect to the vesting of these awards for the three and nine months ended September 30, 2009, respectively. At September 30, 2009, the Company has recognized $0.5 million within accrued liabilities on its consolidated balance sheet with regard to the awards, which represents their fair value at September 30, 2009.
NOTE 18 — OPERATING SEGMENT INFORMATION
The Company’s operations include three reportable operating segments. These operating segments reflect the way the Company manages its operations and makes business decisions. The Company does not allocate income taxes to its operating segments. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (c)	2009 (c)	2008 (c)
Gas and oil production
Revenues (a)	$65,986	$81,235	$207,908	$236,417
Costs and expenses	(12,128)	(12,688)	(33,217)	(35,735)

Segment profit	$53,858	$68,547	$174,691	$200,682

Well construction and completion
Revenues	$81,496	$116,987	$257,231	$343,466
Costs and expenses	(69,138)	(101,727)	(218,236)	(298,666)

Segment profit	$12,358	$15,260	$38,995	$44,800

Other (a)
Revenues	$14,259	$3,380	$23,999	$13,116
Costs and expenses	(10,350)	(2,890)	(19,290)	(8,206)

Segment profit	$3,909	$490	$4,709	$4,910

Atlas Pipeline (b)
Revenues (c)	$200,537	$553,561	$521,918	$945,864
Revenues — affiliates	—	12,021	16,766	32,768
Equity income in joint venture	1,430	—	2,140	—
Costs and expenses	(159,890)	(333,851)	(458,384)	(992,113)

Segment profit (loss)	$42,077	$231,731	$82,440	$(13,481)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (c)	2009 (c)	2008 (c)

Reconciliation of segment profit (loss) to net income (loss) before income tax provision (benefit)
Segment profit (loss)
Gas and oil production	$53,858	$68,547	$174,691	$200,682
Well construction and completion	12,358	15,260	38,995	44,800
Other	3,909	490	4,709	4,910
Atlas Pipeline	42,077	231,731	82,440	(13,481)

Total segment profit (loss)	112,202	316,028	300,835	236,911
Gain on sale of APL’s Appalachia system assets	55	—	105,746	—
General and administrative expenses	(31,786)	(12,392)	(80,777)	(57,903)
Net expense reimbursement — affiliate	(280)	(255)	(842)	(689)
Depreciation, depletion and amortization	(46,460)	(44,325)	(147,427)	(129,539)
Interest expense (d)	(47,754)	(37,331)	(124,322)	(106,538)
Other income (loss) — net	3,421	3,818	9,556	11,842

Income (loss) from continuing operations before income tax provision (benefit)	$(10,602)	$225,543	$62,769	$(45,916)

Capital expenditures
Gas and oil production	$33,824	$89,165	$129,818	$224,179
Well construction and completion	—	—	—	—
Atlas Pipeline	7,116	81,714	137,610	223,768
Corporate and other	548	135	967	791

Total capital expenditures	$41,488	$171,014	$268,395	$448,738

	September 30,	December 31,
	2009	2008 (c)
Balance sheet
Goodwill
Gas and oil production	$21,527	$21,527
Well construction and completion	13,639	13,639
Atlas Pipeline	—	—

	$35,166	$35,166

Total assets
Gas and oil production	$2,201,175	$2,210,563
Well construction and completion	12,760	16,399
Atlas Pipeline (c)	2,139,561	2,157,590
Discontinued operations	—	255,606
Corporate and other	118,230	205,723

	$4,471,726	$4,845,881

(a)	Includes revenues and expenses from well services, transportation and administration and oversight that do not meet the quantitative threshold for reporting segment information.

(b)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system (see Note 5).

(c)
Includes gains of $1.0 million and $147.5 million on mark-to-market derivatives for three months ended September 30, 2009 and 2008, respectively, and losses of $17.2 million and $257.3 million on mark-to-market derivatives for nine months ended September 30, 2009 and 2008, respectively.

(d)	The Company notes that interest expense has not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.
Operating profit (loss) represents total revenues less costs and expenses attributable thereto. Amounts for interest, provision for possible losses and depreciation, depletion and amortization and general corporate expenses are shown in the aggregate because these measures are not significant drivers in deciding how to allocate resources and assessing performance of each defined segment.

NOTE 19 — SUBSEQUENT EVENTS
On November 2, 2009, APL’s agreement with Pioneer, whereby Pioneer had an option to purchase up to an additional 22.0% interest in the Midkiff/Benedum system, expired without Pioneer exercising its option (see Note 2).
On October 22, 2009, the Company entered into the following natural gas derivative contracts:
Natural Gas Fixed Price Swaps

Production
Period Ending		Average
December 31,	Volumes	Fixed Price
	(MMBtu)	(per MMBtu)
2010	2,520,000	$6.250
2011	1,260,000	$6.863
Natural Gas Costless Collars

Production
Period Ending			Average
December 31,	Option Type	Volumes	Floor and Cap
		(MMBtu)	(per MMBtu)
2012	Puts purchased	3,480,000	$6.550
2012	Calls sold	3,480,000	$7.750
2013	Puts purchased	3,480,000	$6.700
2013	Calls sold	3,480,000	$7.800
On October 14, 2009, in conjunction with a regularly scheduled borrowing based redetermination, the Company’s borrowing base under its revolving credit facility of $575.0 million was approved.
On October 13, 2009 AHD repaid $4.0 million of its outstanding credit facility borrowings in accordance with the amendment through a subordinate loan with the Company.

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

We are a publicly traded Delaware corporation whose common units are listed on the NASDAQ Stock Market under the symbol “ATLS”. On September 29, 2009, we completed our merger with Atlas Energy Resources, LLC (“ATN”), our formerly publicly traded subsidiary and a Delaware limited liability company (NYSE: ATN), pursuant to the definitive merger agreement previously executed between us and ATN, with ATN surviving as our wholly-owned subsidiary (the “Merger”).
We are an independent developer and producer of natural gas and oil, with operations in the Appalachian Basin, the Michigan Basin, and the Illinois Basin. Within these Basins, we focus our drilling and production in four established shale plays: namely, the Marcellus Shale of western Pennsylvania, the Antrim Shale of northern Michigan, the Chattanooga Shale of northeastern Tennessee, and the New Albany Shale of west central Indiana. Our Appalachian Basin major operations are located in eastern Ohio, western Pennsylvania, and north central Tennessee. We have additional operations in New York, West Virginia and Kentucky. We specialize in development of these natural gas basins because they provide it with repeatable, low-risk drilling opportunities. We are also a leading sponsor and manager of tax-advantaged direct investment natural gas and oil partnerships in the United States. We fund the drilling of natural gas and oil wells on its acreage by sponsoring and managing tax advantaged investment partnerships. We generally structure our investment partnerships so that, upon formation of a partnership, we co-invest in and contribute leasehold acreage to it, enter into drilling and well operating agreements with it and becomes its managing general partner.
KEY PERFORMANCE INDICATORS
In our Appalachia gas and oil operations:
•	we own direct and indirect working interests in approximately 8,658 gross productive gas and oil wells;
•	we own overriding royalty interests in approximately 624 gross productive gas and oil wells;
•	our net daily production was 41.3 million cubic feet equivalents per day (“Mmcfed”) and 42.4 Mmcfed for the three and nine months ended September 30, 2009, respectively;
•	we lease approximately 919,200 gross (873,600 net) acres, of which approximately 606,800 gross (599,800 net) acres are undeveloped;

•
included in our undeveloped acreage are approximately 215,600 Marcellus acres in Pennsylvania, New York and West Virginia, of which approximately 160,400 acres are located in our core Marcellus Shale position in southwestern Pennsylvania;

•	we drilled 153 gross wells (including 73 Marcellus Shale wells), during the nine months ended September 30, 2009, on our own behalf and that of our investment partnerships;
•
we have drilled 184 vertical and 15 horizontal gross Marcellus Shale wells to date, of which 159 vertical and 7 horizontal Marcellus Shale wells have been successfully completed and have been turned on-line and are producing;

•	of the 159 vertical completed Marcellus Shale wells we drilled to date, we have utilized the multi-frac technique on 68 wells, with successful results;

•	we turned on-line 274 gross wells during the nine months ended September 30, 2009; and
•	we drilled and participated in 25 horizontal wells in the Chattanooga Shale of eastern Tennessee to date. We have leased approximately 130,700 gross acres (128,200 net undeveloped) in this shale area.
In our Michigan gas and oil operations:
•	we own direct and indirect working interests in approximately 2,498 gross producing gas and oil wells;
•	we own overriding royalty interests in approximately 93 gross producing gas and oil wells;
•	our net daily production was 57.8 Mmcfed and 58.3 Mmcfed for the three and nine months ended September 30, 2009, respectively;
•	we have leased approximately 345,000 gross (271,900 net) acres, of which approximately 34,900 gross (26,400 net) acres are undeveloped; and
•	we drilled 32 gross wells (27 net wells) during the nine months ended September 30, 2009.
In our Indiana gas and oil operations:
•	we own direct and indirect working interests in approximately 20 gross producing gas and oil wells;
•	our net daily production was 0.8 Mmcfed and 0.4 Mmcfed for the three and nine months ended September 30, 2009, respectively;
•	we have leased approximately 249,600 gross (122,800 net) acres, of which approximately 242,600 gross (117,200 net) acres are undeveloped; and
•	we drilled 19 gross wells (17 net wells) during the nine months ended September 30, 2009.
In our partnership management business:
•	our investment partnership business includes equity interests in 96 investment partnerships and a registered broker-dealer which acts as the dealer manager of our investment partnership offerings; and
•
during 2009, we have raised $122.8 million in investor funds for Atlas Resources Public #18B-2009(B) L.P., and have begun raising funds for our most recent investment partnership, Atlas Resources Public #18-2009(C) L.P. in which we have registered subscriptions of up to $275.7 million (A written prospectus meeting the requirements of Section 10 of the Securities Act may be obtained from Anthem Securities, Inc. (a subsidiary of Atlas Energy), 1550 Coraopolis Heights Rd. — 3rd Floor, Moon Township, PA 15108).

OTHER OWNERSHIP INTERESTS
In addition to our production operations, we also maintain ownership interests in the following entities at September 30, 2009:
•
1,112,000 common units, representing a 2.2% ownership interest, in Atlas Pipeline Partners, L.P. (“Atlas Pipeline Partners” or “APL”), a publicly traded Delaware limited partnership (NYSE: APL) and midstream energy service provider engaged in the transmission, gathering and processing of natural gas in the Mid-Continent and Appalachia regions;

•
17,808,109 common units, representing a 64.4% ownership interest, in Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or “AHD”), a publicly traded Delaware limited partnership (NYSE: AHD) and owner of the general partner of APL. We manage AHD through our ownership of its general partner; and

•
Lightfoot Capital Partners LP (“Lightfoot LP”) and Lightfoot Capital Partners GP LLC (“Lightfoot GP”), the general partner of Lightfoot (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. We have an approximate direct and indirect 18% ownership interest in Lightfoot GP and a commitment to invest a total of $20.0 million in Lightfoot LP. We also have a direct and indirect ownership interests in Lightfoot LP.

AHD, which owns the general partner and manages APL, had the following ownership interests in APL at September 30, 2009:
•	a 2.0% general partner interest, which entitles it to receive 2% of the cash distributed by APL;
•
all of the incentive distribution rights, which entitle it to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by APL as it reaches certain target distribution levels in excess of $0.42 per APL common unit in any quarter. AHD, the holder of all of the incentive distribution rights in APL, agreed to allocate up to $3.75 million of its incentive distribution rights per quarter back to APL (“the IDR Adjustment Agreement”) after AHD receives the initial $7.0 million per quarter of incentive distribution rights;

•	5,754,253 common units, representing approximately 11.4% of the outstanding common units at September 30, 2009, or a 11.2% ownership interest in APL; and
•	15,000 $1,000 par value 12.0% cumulative preferred limited partner units at September 30, 2009.
FINANCIAL PRESENTATION
Our consolidated financial statements contain our accounts and those of our subsidiaries, all of which are wholly-owned at September 30, 2009 except for AHD, which we control, and APL, which is controlled by AHD. Prior to the Merger on September 29, 2009, ATN was a controlled subsidiary of ours but was not wholly-owned. The non-controlling interests in ATN prior to the Merger and AHD and APL are reflected as income (loss) attributable to non-controlling interests in our consolidated statements of operations and as a component of stockholders’ equity on our consolidated balance sheets. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us and our wholly-owned subsidiaries and the consolidated results of AHD, including APL’s financial results, adjusted for non-controlling interests in ATN’s net income (loss) prior to the Merger on September 29, 2009 and AHD’s and APL’s net income (loss).

RECENT DEVELOPMENTS
On September 29, 2009, we completed our merger with ATN pursuant to the definitive merger agreement previously executed between us and ATN, with ATN surviving as our wholly-owned subsidiary. In the Merger, the 33.4 million Class B common units of ATN not previously held by us were exchanged for 38.8 million shares of our common stock (a ratio of 1.16 shares of our common stock for each Class B common unit of ATN). We also changed our name from Atlas America, Inc. to Atlas Energy, Inc. Concurrent with the Merger, the Compensation Committee of the Board of Directors approved the Atlas Energy, Inc. 2009 Stock Incentive Plan, which creates a new stock incentive plan for the combined entity. We also have the legacy Atlas America stock incentive plan and assumed the legacy ATN Long-Term Incentive Plan. Due to the Merger, we recognized a reduction of $556.4 million in non-controlling interest and a decrease to deferred tax liability of $179.4 million, all of which was reflected as an increase to additional paid-in-capital on our consolidated balance sheets.
On September 7, 2009, we began fundraising for Atlas Resources Public #18-2008 Drilling Program, in which we have the capacity to raise approximately $275.7 million, representing the third partnership (Atlas Resources Public #18-2009(C) L.P.) in the program. During the first six months of 2009, we raised $122.8 million for our second partnership (Atlas Resources Public #18-2009 (B) L.P.). Atlas Resources, LLC, our wholly-owned subsidiary, serves as the managing general partner for each partnership. A written prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended, may be obtained from Anthem Securities, Inc. (a subsidiary of Atlas Energy), 1550 Coraopolis Heights Rd. — 3rd Floor, Moon Township, PA 15108.
On July 13, 2009, ATN issued $200.0 million of 12.125% senior unsecured notes (“ATN 12.125% Senior Notes”) due 2017 at 98.116% of par value to yield 12.5% at maturity. We used the net proceeds of $191.7 million, net underwriting fees of $4.5 million, to repay outstanding borrowings under ATN’s revolving credit facility (see “ATN Credit Facility”). Under the terms of the credit facility, the borrowing base is automatically reduced by 25% of the stated principal amount of any senior unsecured notes offering by ATN. As such, the borrowing base of the credit facility was reduced by $50.0 million to $600.0 million upon the issuance of the ATN 12.125% Senior Notes. Interest on the ATN 12.125% Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The ATN 12.125% Senior Notes are redeemable on or after August 1, 2013 at certain redemption prices, together with accrued interest at the date of redemption. In addition, before August 1, 2012, we may redeem up to 35% of the aggregate principal amount of the ATN 12.125% Senior Notes with the proceeds of certain equity offerings at a stated redemption price of 112.125% of the principal, plus accrued interest. The ATN 12.125% Senior Notes are junior in right of payment to ATN’s secured debt, including its obligations under the revolving credit facility. The indenture governing the ATN 12.125% Senior Notes contains covenants, including limitations of ATN’s ability to incur certain liens, engage in sale/leaseback transactions, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ATN’s assets. We are not guarantors of ATN’s or APL’s senior notes, including the ATN 12.125% Senior Notes, ATN’s or APL’s credit facilities, or APL’s term loan.
On July 10, 2009, ATN’s credit agreement was amended to, among other things, permit the Merger and to allow ATN to distribute (a) amounts equal to our income tax liability attributable to ATN’s net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that it distributes less than that amount in any year, may carry an amount up to $20.0 million for use in the next year.
SUBSEQUENT EVENTS
On November 2, 2009, APL’s agreement with Pioneer Natural Resources Company (“Pioneer”), whereby Pioneer had an option to purchase up to an additional 22.0% interest in the Midkiff/Benedum system, expired without Pioneer exercising its option (see Note 2 under Item 1, “Financial Statements”).

Natural Gas Derivative Contracts
On October 22, 2009, we entered into the following natural gas derivative contracts:
Natural Gas Fixed Price Swaps

Production
Period Ending		Average
December 31,	Volumes	Fixed Price
	(MMBtu)	(per MMBtu)
2010	2,520,000	$6.250
2011	1,260,000	$6.863
Natural Gas Costless Collars

Production
Period Ending			Average
December 31,	Option Type	Volumes	Floor and Cap
		(MMBtu)	(per MMBtu)
2012	Puts purchased	3,480,000	$6.550
2012	Calls sold	3,480,000	$7.750
2013	Puts purchased	3,480,000	$6.700
2013	Calls sold	3,480,000	$7.800
Credit Agreement Amendment
Effective October 14, 2009, in conjunction with a regularly scheduled borrowing base redetermination, ATN’s borrowing base under its revolving credit facility of $575.0 million was approved.
On October 13, 2009 AHD repaid $4.0 million of its outstanding credit facility borrowings in accordance with the amendment through a subordinate loan with us.
CONTRACTUAL REVENUE ARRANGEMENTS
Appalachia Natural Gas. We market our natural gas, which is principally located in the Fayette County, PA area, primarily to Hess Corporation, Colonial Energy, Inc., South Jersey Resources Group and others. We expect that natural gas produced from our wells drilled in areas of the Appalachian Basin other than those described above will be primarily tied to the spot market price and supplied to:
•	gas marketers;
•	local distribution companies;
•	industrial or other end-users; and/or
•	companies generating electricity.
Michigan Natural Gas. In Michigan, we have natural gas sales agreements with DTE Energy Company, which are valid through December 31, 2012. DTE has the obligation to purchase all of the natural gas produced and delivered by us and our affiliates from specific projects at certain delivery points. Based on recent production data available to us, we anticipate that we and our affiliates will sell approximately 49% of our Michigan natural gas production during the year ending December 31, 2009 under the DTE agreements, in most cases at NYMEX pricing.

Crude Oil. Crude oil produced from our wells flow directly into storage tanks where it is picked up by an oil company, a common carrier or pipeline companies acting for an oil company, which is purchasing the crude oil. We sell any oil produced by our Appalachian wells to regional oil refining companies at the prevailing spot market price for Appalachian crude oil. In Michigan, the property operator typically markets the oil produced.
Investment Partnerships. We generally fund our drilling activities through sponsorship of tax-advantaged investment partnerships. In addition to providing capital for our drilling activities, our investment partnerships are a source of fee-based revenues, which are not directly dependent on natural gas and oil prices. As managing general partner of the investment partnerships, we receive the following fees:
•	Well construction and completion. For each well that is drilled by an investment partnership, we receive an 18% mark-up on those costs incurred to drill and complete the well.
•
Administration and oversight. For each well drilled by an investment partnership, we receive a fixed fee that currently ranges from $15,700 to $248,964. The fixed fee is based on factors such as well type (vertical or horizontal), depth, formation, and area. Additionally, the partnership pays us a monthly per well administrative fee of $75 for the life of the well. Because we coinvest in the partnerships, the net fee that we receive is reduced by its proportionate interest in the well.

•
Well services. Each partnership pays us a monthly per well operating fee, currently $100 to $1,500, for the life of the well. Because we coinvest in the partnerships, the net fee that we receive is reduced by our proportionate interest in the well.

GENERAL TRENDS AND OUTLOOK
We expect our business to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.
Natural Gas Supply and Outlook
While commodity prices for natural gas were at lower levels during the three months ended September 30, 2009 when compared with the prior year, we believe that the current development of the Marcellus Shale and the New Albany Shale, and new horizontal drilling techniques will likely cause relatively high levels of natural gas-related drilling in these geological areas as producers seek to increase their level of natural gas production. Although the number of natural gas wells drilled in the United States has increased overall in recent years, a corresponding increase in production has not been realized, primarily as a result of smaller discoveries and the decline in production from existing wells. We believe that an increase in United States drilling activity, additional sources of supply such as liquefied natural gas and imports of natural gas will be required for the natural gas industry to meet the expected increased demand for, and to compensate for the slowing production of, natural gas in the United States. However, the areas in which we operate are experiencing a decline in the development of shallow wells, but a significant increase in drilling activity related to new and increased drilling for deeper natural gas formations and the implementation of new exploration and production techniques, including horizontal and multiple fracturing techniques.
While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new natural gas reserves. Drilling activity generally decreases as natural gas prices decrease. We have no control over the level of drilling activity in the areas of our operations.

Reserve Outlook
Our future oil and gas reserves, production, cash flow and our ability to make payments on ATN’s debt depend on our success in producing our current reserves efficiently, developing our existing acreage and acquiring additional proved reserves economically. We face the challenge of natural production declines and volatile natural gas and oil prices. As initial reservoir pressures are depleted, natural gas production from particular wells decreases. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. In order to sustain and grow our cash flow, we may need to make acquisitions.
RESULTS OF OPERATIONS
GAS AND OIL PRODUCTION
Production Profile. Currently, we have focused our natural gas production operations in various shale plays in the northeastern and midwestern United States. Notably, we are one of the leading producers in the Marcellus Shale, a rich, organic shale located in the Appalachia basin. The portion of the Marcellus Shale in southwestern Pennsylvania in which we focus our drilling is high-pressured and generally contains dry, pipeline-quality natural gas. In addition, we also are a leading natural gas producer in Michigan through our activity in the Antrim Shale, a biogenic shale play with a long-lived and shallow decline profile. We have also established a position in the New Albany Shale in southwestern Indiana, where we produce out of the biogenic region of the shale similar to the Antrim. We also produce from the Chattanooga Shale in northeastern Tennessee, which enables us to access other formations in that region such as the Monteagle and Ft. Payne Limestone.
Production Volumes. The following table shows our total net gas and oil production volumes and production per day during the three and nine months ended September 30, 2009 and 2008, respectively (in thousands, except for production per day):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	3,549	3,057	10,851	8,748
Oil (000’s Bbls)	42	39	120	112
Total (MMcfe)	3,801	3,291	11,571	9,420
Michigan/Indiana:
Natural gas (MMcf)	5,384	5,561	15,910	16,373
Oil (000’s Bbls)	1	1	3	3
Total (MMcfe)	5,390	5,567	15,928	16,391
Total:
Natural gas (MMcf)	8,933	8,618	26,761	25,121
Oil (000’s Bbls)	43	40	123	115
Total (MMcfe)	9,191	8,858	27,499	25,811

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Production per day:(1)(2)
Appalachia:(3)
Natural gas (Mcfd)	38,579	33,228	39,749	31,929
Oil (Bpd)	460	413	442	410
Total (Mcfed)	41,339	35,706	42,401	34,389
Michigan/Indiana:
Natural gas (Mcfd)	58,519	60,436	58,277	59,755
Oil (Bpd)	9	11	9	11
Total (Mcfed)	58,573	60,502	58,331	59,821
Total:
Natural gas (Mcfd)	97,098	93,664	98,026	91,684
Oil (bpd)	469	424	451	421
Total (Mcfed)	99,912	96,208	100,732	94,210

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

(2)
“MMcf” represents million cubic feet; “MMcfe” represent million cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day.

(3)	Appalachia includes our production located in Pennsylvania, Ohio, New York, West Virginia, and Tennessee.
Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 99% of our proved reserves on an energy equivalent basis at December 31, 2008. The following table shows our production revenues and average sales prices for our oil and gas production during the three and nine months ended September 30, 2009 and 2008, along with our average production costs, taxes, and transmission and compression costs in each of the reported periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Production Revenues (in thousands):
Appalachia:
Natural gas	$22,802	$30,430	$79,873	$85,440
Oil	3,185	3,868	8,265	11,753

Total	$25,987	$34,298	$88,138	$97,193

Michigan/Indiana:
Natural gas	$39,946	$46,823	$119,646	$138,905
Oil	53	114	124	319

Total	$39,999	$46,937	$119,770	$139,224

Total:
Natural gas	$62,748	$77,253	$199,519	$224,345
Oil	3,238	3,982	8,389	12,072

Total	$65,986	$81,235	$207,908	$236,417

Average Sales Price:
Natural Gas:
Appalachia:
Total realized price, after hedge(2)	$7.00	$9.95	$7.67	$9.76
Total realized price, before hedge(2)	$2.92	$11.13	$4.06	$10.62
Michigan/Indiana:
Total realized price, after hedge(1)	$7.49	$8.88	$7.67	$9.13

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total realized price, before hedge	$3.38	$10.15	$3.98	$9.71
Total:
Total realized price, after hedge(1)(2)	$7.29	$9.26	$7.67	$9.35
Total realized price, before hedge(2)	$3.20	$10.49	$4.01	$10.03

Oil:
Appalachia:
Total realized price, after hedge	$75.26	$101.07	$68.49	$104.04
Total realized price, before hedge	$62.81	$106.81	$52.33	$108.09
Michigan/Indiana:
Total realized price, after hedge	$63.00	$111.72	$50.72	$108.36
Total realized price, before hedge	$63.00	$111.72	$50.72	$108.36
Total:
Total realized price, after hedge	$75.03	$101.34	$68.13	$104.15
Total realized price, before hedge	$62.81	$106.94	$52.30	$108.09

(1)
Includes cash proceeds of $0.3 million and $2.6 million for the three months ended September 30, 2009 and 2008, respectively and $2.4 million and $10.5 million for the nine months ended September 30, 2009 and 2008, respectively, received from the settlement of ineffective derivative gains associated with the acquisition of our Michigan operations, but not reflected in the consolidated statements of operations for the respective periods.

(2)
Excludes the impact of certain allocation of production revenue to investor partners within our investment partnerships. Including the effect of these allocations, average realized gas sales prices for the three and nine months ended September 30, 2009 for Appalachia were $6.42 per Mcf ($2.34 per Mcf before the effects of financial hedging) and $7.36 per Mcf ($3.75 before the effects of financial hedging), respectively, and in total were $7.06 per Mcf ($2.97 per Mcf before the effects of financial hedging) and $7.55 per Mcf ($3.89 per Mcf before the effects of financial hedging), respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Production Costs (per Mcfe):
Appalachia:
Lease operating expenses(1)	$0.97	$1.08	$1.03	$0.98
Production taxes	0.01	0.04	0.03	0.04
Transportation and compression	0.77	1.18	0.79	0.94

	$1.75	$2.30	$1.85	$1.96

Michigan/Indiana:
Lease operating expenses	$0.69	$0.67	$0.70	$0.73
Production taxes	0.22	0.63	0.25	0.59
Transportation and compression	0.23	0.28	0.24	0.27

	$1.14	$1.58	$1.19	$1.59

Total:
Lease operating expenses(1)	$0.81	$0.82	$0.84	$0.82
Production taxes	0.14	0.41	0.16	0.39
Transportation and compression	0.45	0.61	0.47	0.52

	$1.40	$1.84	$1.47	$1.73

(1)
Excludes the effects of the Company’s proportionate share of lease operating expenses associated with certain allocations of production revenue to investor partners within its investment partnerships. Including the effects of these costs, lease operating expenses per Mcfe for the three and nine months ended September 30, 2009 for Appalachia were $0.80 per Mcfe (total production costs per Mcfe were $1.58) and $0.94 per Mcfe (total production costs per Mcfe were $1.76), respectively, and in total they were $0.73 per Mcfe (total production costs per Mcfe were $1.32) and $0.80 per Mcfe (total production costs per Mcfe were $1.43), respectively.

Total natural gas revenues were $62.8 million for the three months ended September 30, 2009, a decrease of $14.5 million from $77.3 million for the three months ended September 30, 2008. The $14.6 million decrease consisted of a $14.7 million decrease resulting from lower realized natural gas prices, $2.0 million of subordinated gas revenues during the current period to the investor partners within our investment partnerships, and a $2.2 million increase attributable to increases in natural gas production volumes. In accordance with the terms of our investment partnerships, we may be required to net revenues subordinated from the investment partnerships to the benefit of the investor partners in order to provide them with an amount equal to at least 10% of their subscriptions determined on a cumulative basis for the initial 5-year period after commencement of distributions from the investment partnerships, subject to certain limitations. Appalachian production volumes increased 5.4 MMcfd to 38.6 MMcfd for the three months ended September 30, 2009 when compared with the prior year comparable period, which was principally attributable to the increase in production we received from our Marcellus Shale wells and an increase in wells drilled in the most recent nine-month period as they were connected to gas gathering facilities and transportation pipelines. Total oil revenues were $3.2 million for the three months ended September 30, 2009, a decrease of $0.7 million from $3.9 million for the three months ended September 30, 2008. The decrease resulted primarily from a $1.0 million decrease from lower average realized oil prices, partially offset by a $0.3 million increase from the increase in production volumes.
Appalachia production costs were $6.0 million for the three months ended September 30, 2009, a decrease of $1.5 million from $7.5 million, before the elimination of the excess gathering fees prior to the Laurel Mountain joint venture (see “Transmission, gathering and processing”). This decrease principally consists of a $1.0 million decrease due to the Company’s proportionate share of lease operating expenses associated with its revenue that was subordinated to the investor partners within its investment partnerships and a $1.0 million decrease in transportation expense, partially offset by a $0.8 million increase in water hauling and disposal costs associated with an increase in the number of Marcellus Shale wells we drilled. The decrease in Appalachia transportation expense was related to the decline in natural gas prices, for which our wells are generally charged a percentage of the sales price received for the natural gas transported. Michigan/Indiana production costs were $6.1 million for the three months ended September 30, 2009, a decrease of $2.7 million from $8.8 million for the three months ended September 30, 2008. This decrease was primarily attributable to a $2.3 million decrease in production taxes due to a state reduction in the production tax rate on January 1, 2009.
Total natural gas revenues were $199.5 million for the nine months ended September 30, 2009, a decrease of $24.8 million from $224.4 million for the nine months ended September 30, 2008. This decrease consisted of $33.7 million decrease attributable to lower realized natural gas prices and $3.3 million of gas revenues subordinated to the investor partners within our investment partnerships, partially offset by a $12.2 million increase attributable to a higher natural gas production volumes. Appalachian production volumes increased 7.8 MMcfd to 39.7 MMcfd for the nine months ended September 30, 2009 when compared to the prior year comparable period, which was principally attributable to the increase in production we received from our Marcellus Shale wells and wells drilled in the most recent nine-month period as they were connected to gas gathering facilities and transportation pipelines. Total oil revenues were $8.4 million for the nine months ended September 30, 2009, a decrease of $3.6 million from $12.0 million for the nine months ended September 30, 2008. This decrease resulted primarily from a $4.2 million decrease associated with lower average realized oil prices, partially offset by a $0.5 million increase associated with higher production volumes.

Appalachia production costs were $14.1 million for the nine months ended September 30, 2009, an increase of $4.6 million from $9.5 million for the nine months ended September 30, 2008. This increase was principally due to a $2.5 million increase in water hauling and disposal costs and a $0.8 million increase associated with an increase in the number of Marcellus Shale wells we drilled from the prior year comparable period, partially offset by a decrease of $1.4 million associated with the Company’s proportionate share of lease operating expenses associated with its revenue that was subordinated to the investor partners within its investment partnerships. Michigan/Indiana production costs were $19.1 million for the nine months ended September 30, 2009, a decrease of $7.1 million from $26.2 million for the nine months ended September 30, 2008. This decrease was primarily attributable to a $5.7 million decrease in production taxes due to a state reduction in the production tax rate on January 1, 2009 and other production cost decreases when compared with the prior year comparable period.
PARTNERSHIP MANAGEMENT
Well Construction and Completion
Drilling Program Results. The number of wells we drill will vary depending on the amount of money we raise through our investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the number of gross and net development wells we drilled exclusively for us and for our investment partnerships during the three and nine months ended September 30, 2009 and 2008. We did not drill any exploratory wells during the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross:
Appalachia	27	242	153	733
Michigan/Indiana	11	49	51	135

	38	291	204	868

Net:
Appalachia	26	242	126	672
Michigan/Indiana	11	49	44	135

	37	291	170	807

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells drilled and completed during the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average construction and completion:
Revenue per well	$2,328	$483	$1,487	$511
Cost per well	1,975	420	1,261	444

Gross profit per well	$353	$63	$226	$67

Gross profit margin	$12,358	$15,260	$38,995	$44,800

Net wells drilled and completed:
Marcellus Shale	22	26	64	68
Chattanooga Shale	4	30	9	75
Michigan/Indiana	11	—	44	—
Other — shallow	—	186	53	529

	37	242	170	672

Well construction and completion segment margin was $12.4 million for the three months ended September 30, 2009, a decrease of $2.9 million from $15.3 million for the three months ended September 30, 2008. This decrease was due to a $73.0 million decrease associated with a decrease in the number of wells drilled, partially offset by a $70.1 million increase associated with the an increase in the gross profit per well. Since our drilling contracts are on a “cost-plus” basis (typically cost-plus 18%), an increase in our average cost per well also results in a proportionate increase in our average revenue per well, which directly affects the number of wells we drill. Average cost and revenue per well have increased due to a shift from drilling less expensive shallow wells to more expensive deep or horizontal shale wells in Appalachia and in Michigan/Indiana during the three and nine months ended September 30, 2009 in comparison to the prior year comparable periods.
Well construction and completion segment margin was $39.0 million for the nine months ended September 30, 2009, a decrease of $5.8 million from $44.8 million for the nine months ended September 30, 2008. The decrease in segment margin was due to a $112.5 million decrease associated with a decrease in the number of wells drilled, partially offset by a $106.7 million increase associated with an increase in the gross profit per well.
Our consolidated balance sheet at September 30, 2009 includes $16.6 million of “liabilities associated with drilling contracts” for funds raised by our investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated statements of operations. We expect to recognize this amount as revenue during the fourth quarter of 2009.
Administration and Oversight
Administration and oversight represents supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our investment partnerships. Administration and oversight fees were $3.1 million for the three months ended September 30, 2009, a decrease of $2.1 million from $5.2 million for the three months ended September 30, 2008. This decrease was due to a decrease in the number of wells drilled during the period in comparison to the prior year. Administration and oversight fees were $9.6 million for the nine months ended September 30, 2009, a decrease of $5.8 million from $15.4 million for the nine months ended September 30, 2008. This decrease was primarily a result of a decrease associated with fewer wells drilled during the period in comparison to the prior year.
Well Services
Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs for our investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which we serve as operator.
Well services revenues were $5.0 million for the three months ended September 30, 2009, a decrease of $0.3 million from $5.3 million for the three months ended September 30, 2008. This decrease was principally attributable to the slowdown in drilling for shallow wells for our investment partnerships. Well services expenses were $2.4 million for the three months ended September 30, 2009, a decrease of $0.4 million from $2.8 million for the three months ended September 30, 2008. This decrease was primarily attributable to a decrease in labor costs associated with drilling a large number of shallow wells in prior periods to fewer, but more productive, wells for our investment partnerships during the current period.

Well services revenues were $14.9 million for the nine months ended September 30, 2009, a decrease of $0.5 million from $15.4 million for the nine months ended September 30, 2008. This decrease was primarily attributable to the slowdown in drilling for shallow wells for our investment partnerships, partially offset by an increase in well operating revenues for the investment partnership wells put into operation during the twelve months ended September 30, 2009. Well services expenses were $6.9 million for the nine months ended September 30, 2009, a decrease of $0.9 million from $7.8 million for the nine months ended September 30, 2008. This decrease was primarily attributable to a decrease in labor costs associated with drilling a large number of shallow wells in prior periods to fewer, but more productive, wells for our investment partnerships during the current period.
TRANSMISSION, GATHERING & PROCESSING
Transmission, gathering and processing revenue includes our gathering fees to our investment partnership wells that are connected to Laurel Mountain’s Appalachian gathering systems and the operating revenues and expenses of Atlas Pipeline. On May 31, 2009, APL contributed its Appalachian gathering systems to Laurel Mountain, a joint venture in which APL retained a 49% ownership interest. Under new gas gathering agreements with Laurel Mountain entered into upon formation of the joint venture, we are obligated to pay to Laurel Mountain all of the gathering fees we collect from the partnerships. During the period from January 1, 2009 to May 31, 2009, we were required to remit these gathering fees to APL, which are eliminated when we consolidate APL’s financial statements.
The gathering fee generally ranges from $0.35 per Mcf to the amount of the competitive gathering fee, currently defined as 13% of the gross sales price. Pursuant to our new agreements with Laurel Mountain, we must also pay an additional amount equal to the excess of the gathering fees collected from the investment partnerships up to an amount equal to approximately 16% of the natural gas sales price. As a result of our agreements with Laurel Mountain, our Appalachian gathering expenses within our partnership management segment will generally exceed the revenues collected from the investment partnerships by approximately 3%. We also pay our proportionate share of gathering fees based on our percentage interest in the well, which is included in gas and oil production expense. The net effect of the elimination amounts is eliminated against our pro-rata portion of production costs from our investment partnerships in our consolidated statements of operations.
The following table presents our gathering revenues and expenses and those attributable to Atlas Pipeline for each of the respective periods:

	Three Months Ended		Nine Months Ended
Transmission, Gathering and	September 30,		September 30,
Processing	2009	2008(1)	2009	2008(1)
Atlas Energy:
Revenue	$6,098	$4,886	$16,210	$15,151
Expense	(7,972)	(8,531)	(24,205)	(24,293)

Gross Margin	$(1,874)	$(3,645)	$(7,995)	$(9,142)

Atlas Pipeline:
Revenue	$199,505	$418,077	$555,929	$1,235,976
Expense	(159,890)	(333,851)	(458,384)	(992,113)

Gross Margin	$39,615	$84,226	$97,545	$243,863

Eliminations:
Revenue	$—	$(12,021)	$(16,766)	$(32,768)
Expense	—	8,394	11,837	23,902

Gross Margin	$—	$(3,627)	$(4,929)	$(8,866)

Total:
Revenue	$205,603	$410,942	$555,373	$1,218,359
Expense	(167,862)	(333,988)	(470,752)	(992,504)

Gross Margin	$37,741	$76,954	$84,621	$225,855

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system.

Our net gathering fee expense for the three months ended September 30, 2009 was $1.9 million compared with $3.6 million for the prior year comparable period, and $8.0 million and $9.1 million for the nine months ended September 30, 2009 compared with $9.1 million for the prior year comparable period. These favorable decreases were principally due to lower average gas sales prices between periods.
Transmission, gathering and processing margin for Atlas Pipeline was $39.6 million for the three months ended September 30, 2009 compared with $84.2 million for the prior year comparable period, and $97.5 million for the nine months ended September 30, 2009 compared with $243.9 million for the prior year comparable period. These decreases were due principally to lower average commodity prices between periods.
GAIN ON ASSET SALES
Gain on asset sales of $105.7 million for the nine months ended September 30, 2009 principally represents the gain recognized on APL’s sale of a 51% ownership interest in its Appalachia natural gas gathering system to the Laurel Mountain joint venture.
LOSS ON MARK-TO-MARKET DERIVATIVES
Gain on mark-to-market derivatives was $1.0 million for the three months ended September 30, 2009 compared with $147.5 million for the comparable prior year period. The unfavorable movement was due primarily to a $223.0 million unfavorable movement in non-cash mark-to-market adjustments on APL derivatives, partially offset by the absence in the current period of a $70.3 million net cash derivative expense related to the early termination of a portion of its derivative contracts. The unfavorable movement in non-cash mark-to-market adjustments on APL derivatives was due principally to a $235.0 million gain during the three months ended September 30, 2008, which was due to a decrease in forward crude oil market prices from June 30, 2008 to September 30, 2008 and their favorable mark-to-market impact on certain non-qualified derivative contracts APL had for production volumes in future periods. Average forward crude oil prices, which are the basis for adjusting the fair value of APL’s crude oil derivative contracts, at September 30, 2008, were $102.64 per barrel, a decrease of $37.48 per barrel from average forward crude oil market prices at June 30, 2008 of $140.12 per barrel.
Loss on mark-to-market derivatives was $17.2 million for the nine months ended September 30, 2009 compared with $257.3 million for the comparable prior year period. This favorable movement was due primarily to the absence in the current year period of APL’s $186.1 million net cash derivative expense related to the early termination of a portion of its derivative contracts, a $74.6 million favorable movement in APL’s non-cash derivative gains related to the early termination of a portion of its derivative contracts, and a $28.3 million favorable movement related to APL’s cash settlements on derivatives that were not designated as hedges, partially offset by an unfavorable movement of $43.0 million in APL’s non-cash mark-to-market adjustments on derivatives.

OTHER COSTS AND EXPENSES
General and Administrative
The following table presents our general and administrative expenses and those attributable to Atlas Pipeline and Atlas Pipeline Holdings for each of the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008(1)	2009(1)	2008(1)
General and Administrative expenses:
Atlas Energy	$22,532	$14,435	$54,631	$43,916
Atlas Pipeline and Atlas Pipeline Holdings	9,534	(1,788)	26,988	14,676

Total	$32,066	$12,647	$81,619	$58,592

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system.
Total general and administrative expenses, including amounts reimbursed to affiliates, increased to $32.1 million for the three months ended September 30, 2009 compared with $12.6 million for the comparable prior year period. This $19.5 million increase was primarily due to our $8.1 million increase and a $11.4 million increase related to APL and AHD. Our $8.1 million increase was principally attributable to $6.2 million of professional fees incurred related to the Merger and a $1.9 million increase in expenses related wages and other corporate activities due to the growth of our business. The $11.4 million increase in general and administrative expense for APL and AHD was due principally to a $13.3 million mark-to-market gain recognized during the three months ended September 30, 2008 for certain APL common unit awards that were based on the financial performance of certain assets during 2008, partially offset by a $1.9 million decrease in wages and other corporate activities. The mark-to-market gain was the result of a significant change in APL’s common unit market price at September 30, 2008 when compared with the June 30, 2008 price, which was utilized in the estimate of the non-cash compensation expense for these awards.
Total general and administrative expenses, including amounts reimbursed to affiliates, increased to $81.6 million for the nine months ended September 30, 2009 compared with $58.6 million for the comparable prior year period. This $23.0 million increase was primarily due to our $10.7 million increase and a $12.3 million increase related to APL and AHD. Our $10.7 million increase was principally attributable to $6.8 million of professional fees incurred related to the Merger and a $3.9 million increase in expenses related wages and other corporate activities due to the growth of our business. The $12.3 million increase in general and administrative expense for APL and AHD was due principally to a $13.3 million mark-to-market gain recognized during the nine months ended September 30, 2008 for certain APL common unit awards, partially offset by a $1.0 million decrease in wages and other corporate activities.
Depreciation, depletion and amortization
The following table presents our depreciation, depletion and amortization expense and that which is attributable to APL and AHD for each of the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008(1)	2009(1)	2008(1)
Depreciation, depletion and amortization:
Atlas Energy	$24,563	$23,584	$79,863	$68,339
APL and AHD	21,897	20,741	67,564	61,200

Total	$46,460	$44,325	$147,427	$129,539

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system.

Total depreciation, depletion and amortization increased to $46.5 million for the three months ended September 30, 2009 compared with $44.3 million for the comparable prior year period, and $147.4 million for the nine months ended September 30, 2009 compared with $129.5 million for the comparable prior year period, due primarily to an increase in our depletable basis and production volumes and APL’s expansion capital expenditures incurred subsequent to September 30, 2008. The following table shows our depletion expense, excluding amounts attributable to APL and AHD, per Mcfe for our Appalachia and Michigan/Indiana regions for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Depletion Expense (in thousands):
Appalachia	$9,383	$9,544	$34,645	$25,942
Michigan/Indiana	14,103	13,164	41,967	39,886

Total	$23,486	$22,708	$76,612	$65,828

Depletion expense as a percentage of gas and oil production	36%	28%	37%	28%
Depletion per Mcfe:
Appalachia	$2.47	$2.84	$2.99	$2.75
Michigan/Indiana	$2.62	$2.40	$2.63	$2.43
Total	$2.55	$2.57	$2.79	$2.55
Depletion expense varies from period to period and is directly affected by changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. Our depletion expense (including accretion of our asset retirement obligations) of oil and gas properties as a percentage of oil and gas revenues was 36% for the three months ended September 30, 2009, compared with 28% for the three months ended September 30, 2008. Depletion expense per Mcfe was $2.55 for the three months ended September 30, 2009, a decrease of $0.02 per Mcfe from $2.57 for the three months ended September 30, 2008. Increases in our depletable basis and production volumes caused depletion expense to increase $0.8 million to $23.5 million for the three months ended September 30, 2009 compared with $22.7 million for the three months ended September 30, 2008.
Depletion of oil and gas properties as a percentage of oil and gas revenues was 37% for the nine months ended September 30, 2009, compared with 28% for the nine months ended September 30, 2008. Depletion expense per Mcfe was $2.79 for the nine months ended September 30, 2009, an increase of $0.24 (9%) per Mcfe from $2.55 for the nine months ended September 30, 2008. Increases in our depletable basis and production volumes caused depletion expense to increase $10.8 million to $76.6 million for the nine months ended September 30, 2009 compared with $65.8 million for the nine months ended September 30, 2008.
Interest Expense
The following table presents our interest expense and that which is attributable to APL and AHD for each of the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008(1)	2009(1)	2008(1)
Interest Expense:
Atlas Energy	$19,133	$14,769	$47,184	$42,580
APL and AHD	28,621	22,562	77,138	63,958

Total	$47,754	$37,331	$124,322	$106,538

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system.

Total interest expense increased to $47.8 million for the three months ended September 30, 2009 as compared with $37.3 million for the comparable prior year period. This $10.5 million increase was primarily due to our $4.4 million increase and a $6.1 million increase related to APL and AHD. Our $4.4 million increase was principally attributable to a $5.3 million increase associated with the issuance of ATN’s $200.0 million of 12.125% Senior Notes in July 2009 (see “Recent Developments”) and a $0.1 million increase associated with borrowings under ATN’s credit facility, partially offset by a $0.8 million increase in capitalized interest. The $0.1 million increase associated with ATN’s credit facility was primarily due to lower average borrowings outstanding due to the repayment of amounts from the net proceeds of the 12.125% Senior Notes, partially offset by higher weighted average interest rates between periods. The $6.1 million increase in interest expense for APL and AHD was due principally to a $4.2 million increase associated with higher borrowings under APL’s credit facility, $1.2 million of lower capitalized interest, and a $1.0 million increase in interest expense associated with APL’s senior secured term loan, partially offset by a $0.8 million decrease associated with the repayment of certain amounts of APL’s senior notes.
Total interest expense increased to $124.3 million for the nine months ended September 30, 2009 as compared with $106.5 million for the comparable prior year period. This $17.8 million increase was primarily due to our $4.6 million increase and a $13.2 million increase related to APL and AHD. Our $4.6 million increase was principally attributable to an $11.6 million increase associated with the issuances of ATN’s senior unsecured notes in July 2009 and May 2008, partially offset by a $3.7 million increase associated with borrowings under ATN’s credit facility and a $3.3 million increase in capitalized interest. The $3.7 million increase associated with ATN’s credit facility was primarily due to lower average interest rates and borrowings outstanding due to the repayment of amounts from the net proceeds of the issuances of senior notes. The $13.2 million increase in interest expense for APL and AHD was due principally to a $8.2 million increase associated with the issuances of APL senior notes in June 2008, a $6.2 million increase associated with higher borrowings under APL’s credit facility, $2.7 million of lower capitalized interest, and a $2.6 million increase in amortization of deferred finance costs, partially offset by a $6.4 million decrease associated with the repayment of certain amounts of APL’s senior secured term loan.
Income Taxes
Income tax benefit was $0.7 million for the three months ended September 30, 2009 compared with income tax expense of $13.6 million for the comparable prior year period, and income tax expense was $5.6 million for the nine months ended September 30, 2009 compared with $12.3 million for the comparable prior year period. Our effective income tax rate attributable to common shareholders was 38.4% and 36.6% for the nine months ended September 30, 2009 and 2008, respectively. The increase in our effective income tax rate between periods was the result of a reduction in tax benefits related to depletion and tax-exempt interest income relative to income (loss) before taxes. We recognize our income tax provision (benefit) for interim periods based upon our estimate of the effective income tax rate we will achieve for the full fiscal year, with the effects of any change in the estimated effective income tax rate for the full fiscal year recognized within income tax provision (benefit) for the current interim period. Currently, it is our expectation that our effective income tax rate will approximate 39.0% for the year ended December 31, 2009.
Income from Discontinued Operations
Income from discontinued operations, net of income tax, which consists of amounts associated with APL’s NOARK gas gathering and interstate pipeline system that was sold in May 2009, was $6.3 million for the three months ended September 30, 2008. Income from discontinued operations increased to $59.8 million for the nine months ended September 30, 2009 compared with $20.2 million for the comparable prior year period. The increase was due to the $48.9 million gain, net of income tax expense of $2.2 million, APL recognized on the sale of the NOARK system, partially offset by a $9.3 million decrease in the operating results of the system, net of income taxes, due to its sale.

Income (Loss) Attributable to Non-controlling Interests
Income (loss) attributable to non-controlling interest was a benefit of $9.2 million for the three months ended September 30, 2009 compared with an expense of $194.1 million for the prior year comparable period. Non-controlling interest includes an allocation of APL’s and AHD’s net income (loss) to non-controlling interest holders, as well as an allocation of ATN’s net income prior to the Merger on September 29, 2009 to its non-controlling interest holders. The change between periods was primarily due to a decrease in APL’s net earnings.
Income (loss) attributable to non-controlling interests was an expense of $103.7 million for the nine months ended September 30, 2009 compared with a benefit of $60.8 million for the prior year comparable period. This change was primarily due to an increase in ATN’s and APL’s net earnings between periods.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, capital raised through investment partnerships and borrowings under ATN’s credit facility. Our primary cash requirements, in addition to normal operating expenses, are for debt service and capital expenditures. In general, we expect to fund:
•	capital expenditures and working capital deficits through the retention of cash, additional borrowings and capital raised through investment partnerships; and

•	debt principal payments through additional borrowings as they become due or by the issuance of additional common shares.
At September 30, 2009, ATN had $328.8 million of available committed capacity under its credit facility, subject to covenant limitations, to fund working capital obligations. In July 2009, ATN issued $200.0 million of 12.125% Senior Notes due 2017 at 98.116% of par value to yield 12.5% at maturity (see “Recent Developments”). We used the net proceeds of $191.7 million, net underwriting fees of $4.5 million, to repay outstanding borrowings under ATN’s revolving credit facility. Under the terms of ATN’s credit facility, the credit facility borrowing base is automatically reduced by 25% of the stated principal amount of any senior unsecured notes offering by ATN. As such, the borrowing base of its credit facility was reduced by $50.0 million to $600.0 million upon the issuance of the 12.125% Senior Notes.
We believe that we will have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, we are subject to business, operational and other risks that could adversely affect our cash flow. We may supplement our cash generation with proceeds from financing activities, including borrowings under ATN’s credit facilities and other borrowings, the issuance of additional common shares and units and the sale of assets.
Recent instability in the financial markets, as a result of recession or otherwise, has increased the cost of capital while the availability of funds has diminished significantly. This may affect our ability to raise capital and reduce the amount of cash available to fund its operations. We rely on cash flow from operations and ATN’s credit facility to execute their growth strategy and to meet our financial commitments and other short-term liquidity needs. We cannot be certain that additional capital will be available to us to the extent required and on acceptable terms. We believe that we will have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve month period.

Cash Flows — Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Net cash provided by operating activities of $124.0 million for the nine months ended September 30, 2009 represented a favorable movement of $266.1 million from net cash used in operating activities of $142.1 million for the comparable prior year period. The increase was derived principally from a $145.1 million increase in net income excluding non-cash items and a $134.1 million favorable movement in distributions paid to non-controlling interest holders and a $23.7 million unfavorable movement in working capital changes, partially offset by a $22.4 million unfavorable movement in cash provided by discontinued operations. The non-cash charges which impacted net income include favorable movements in income from continuing operations of $115.4 million and favorable increases in non-cash loss on derivatives of $101.1 million, partially offset by a decrease related to $105.2 million of gains on asset sales. The movement in cash distributions to non-controlling interest holders is due mainly to decreases in the cash distributions of our consolidated subsidiaries, including ATN’s prior to the Merger. The movement in working capital was principally due to a $26.6 million favorable movement in accounts receivable and other current assets, partially offset by a $2.6 million unfavorable movement in accrued liabilities and other current liabilities. The movement in non-cash derivative losses resulted from decreases in commodity prices during the nine months ended September 30, 2009 and their favorable impact on the fair value of derivative contracts ATN and APL have for future periods.
Net cash provided by investing activities of $133.8 million for the nine months ended September 30, 2009 represented a favorable movement of $573.3 million from $439.5 million of net cash used in investing activities for the comparable prior year period. This favorable movement was principally due to a $313.2 million favorable movement in cash provided by discontinued operations, a $120.6 million increase in proceeds from assets sales due primarily to the sale of APL’s Appalachia segment assets to the Laurel Mountain joint venture and a decrease in our and APL’s capital expenditures of $180.3 million, partially offset by a prior year period receipt of $31.4 million of cash proceeds from acquisition purchase price adjustments. The $313.2 million favorable movement in cash provided by discontinued operations was principally the result of $294.5 million of net cash proceeds from the sale of APL’s NOARK system assets. See further discussion of capital expenditures under “—Capital Requirements”.
Net cash used in financing activities of $326.6 million for the nine months ended September 30, 2009 represented an unfavorable movement of $887.5 million from $560.9 million of net cash provided by financing activities for the comparable prior year period. This unfavorable movement was principally due to a $455.7 million reduction in net proceeds from APL and ATN’s issuance of debt, and a $273.3 million reduction in net proceeds from APL and ATN’s issuance of equity and a $166.8 million favorable movement in subsidiary borrowings under their respective credit facilities.
Capital Requirements
Our capital requirements consist primarily of:
•
capital expenditures we make to expand our capital asset base for longer than the short-term and include new leasehold interests and the development and exploitation of existing leasehold interests through acquisitions and investments in our drilling partnerships; and

•	our commitment to invest a maximum of $20.0 million in Lightfoot, of which we had invested $10.7 million at September 30, 2009.

The following table summarizes our consolidated capital expenditures, including those for Atlas Pipeline, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008(1)	2009	2008(1)
Atlas Energy	$34,372	$89,300	$130,785	$224,970
Atlas Pipeline	7,116	81,714	137,610	223,768

Total	$41,488	$171,014	$268,395	$448,738

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its NOARK gas gathering and interstate pipeline system.
During the three months ended September 30, 2009, our capital expenditures related primarily to $16.3 million of investments in our investment partnerships compared with $44.2 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, we also invested $3.7 million in leasehold acreage, $4.9 million in wells drilled exclusively for our own account, and we incurred $3.8 million in construction costs related to two gas processing plants in Tennessee. During the nine months ended September 30, 2009, our capital expenditures related primarily to $67.9 million of investments in our investment partnerships compared with $110.6 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we also invested $17.0 million in wells drilled exclusively for our own account, incurred $20.3 million in leasehold acquisition costs, and we incurred $10.2 million in construction costs related to two gas processing plants in Tennessee. We funded and expect to continue to fund these capital expenditures through cash on hand, cash flows from operations and from amounts available under ATN’s credit facility.
The level of capital expenditures we devote to our exploration and production operations depends upon any acquisitions made and the level of funds raised through our investment partnerships. We believe cash flows from operations and amounts available under ATN’s credit facility will be adequate to fund our capital expenditures. However, the amount of funds we raise and the level of our capital expenditures will vary in the future depending on market conditions for natural gas and other factors. We expect to fund our capital expenditures with cash flow from our operations, borrowings under ATN’s credit facility, and with the temporary use of funds raised in our investment partnerships in the period before we invest the funds.
We continuously evaluate acquisitions of gas and oil assets. In order to make any acquisition, we believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we will be successful in our efforts to obtain outside capital.
Atlas Pipeline Partners. APL’s capital expenditures decreased to $7.1 million and $137.6 million for the three and nine months ended September 30, 2009, respectively, compared with $81.7 million and $223.8 million, respectively, for the prior year comparable periods. The decrease was due principally to APL’s construction of a 60 MMcfd expansion of its Sweetwater processing plant and the construction of its Madill to Velma pipeline during the prior year, decreases in capital expenditures related to the sale of its NOARK system and its 49% ownership interest in the Appalachia system, and other decreases in capital spending related to the expansion of its gathering system.
As of September 30, 2009, APL is committed to expend approximately $17.8 million on pipeline extensions, compressor station upgrades and processing facility upgrades.
Off Balance Sheet Arrangements
As of September 30, 2009, our off balance sheet arrangements are limited to our guarantee of Crown Drilling of Pennsylvania, LLC’s $11.4 million credit agreement, ATN’s and APL’s letters of credit outstanding of $1.2 million and $9.1 million, respectively, and APL’s commitments to expend approximately $17.8 million on capital projects. In addition, we are committed to invest a total of $20.0 million in Lightfoot, of which $10.7 million has been invested as of September 30, 2009.

Issuances of Subsidiary Common Units
We gains on our subsidiaries’ equity transactions as a credit to equity rather than as income. These gains represent our portion of the excess net offering price per unit of each of our subsidiaries’ units to the book carrying amount per unit.
Atlas Pipeline Partners and Atlas Pipeline Holdings
In August 2009, APL sold 2,689,765 common units in a private placement at an offering price of $6.35 per unit, yielding net proceeds of approximately $16.1 million. APL also received a capital contribution from AHD of $0.4 million for AHD to maintain its 2.0% general partner interest in APL. In addition, APL issued warrants granting investors in our private placement the right to purchase an additional 2,689,765 common units at a price of $6.35 per unit for a period of two years following the issuance of the original common units. APL utilized the net proceeds from the common unit offering to repay a portion of its indebtedness under its senior secured term loan, and will make similar repayments with net proceeds from future exercises of the warrants.
The common units and warrants sold by APL in the August 2009 private placement are subject to a registration rights agreement entered into in connection with the transaction. The registration rights agreement required APL to (a) file a registration statement with the Securities and Exchange Commission for the privately placed common units and those underlying the warrants by September 21, 2009 and (b) cause the registration statement to be declared effective by the Securities and Exchange Commission by November 18, 2009. APL filed a registration statement with the Securities and Exchange Commission in satisfaction of the registration requirements of the registration rights agreement on September 3, 2009, and the registration statement was declared effective on October 14, 2009.
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
Shelf Registration Statement
In May 2009, ATN’s shelf registration statement was declared effective by the Securities and Exchange Commission. The registration statement permits it to periodically issue up to $500.0 million of debt securities. In July 2009, ATN filed an additional shelf registration in connection with its July 2009 senior notes offering (see “Recent Developments”). The amount, type and timing of any additional offerings will depend upon, among other things, its funding requirements, prevailing market conditions and compliance with its credit facility and unsecured senior note covenants.
Dividends
We paid cash dividends of $2.0 million for the three months ended March 31, 2009, but we did not pay cash dividends for both the three months ended September 30, 2009 and June 30, 2009. The determination of the amount of future cash dividends, if any, is at the sole discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, deferred tax assets and liabilities, depletion, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 2 under Item 1, “Financial Statements” included in this report, and there have been no material changes to these policies through September 30, 2009.
Fair Value of Financial Instruments
We have established a hierarchy to measure our financial instruments at fair value which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:
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
We use a fair value methodology to value the assets and liabilities for its, AHD’s and APL’s outstanding derivative contracts and our Supplemental Employment Retirement Plan (“SERP”). Our and APL’s commodity hedges, with the exception of APL’s NGL fixed price swaps and NGL options, are calculated based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. Our, AHD’s and APL’s interest rate derivative contracts are valued using a LIBOR rate-based forward price curve model and are therefore defined as Level 2 fair value measurements. Our SERP is calculated based on observable actuarial inputs developed by a third-party actuary and therefore is defined as a Level 2 fair value measurement, while the asset related to the funding of the SERP in a rabbi trust is based on third-party financial statements and is therefore also defined as a Level 2 fair value measurement. Valuations for APL’s NGL fixed price swaps are based on a forward price curve modeled on a regression analysis of natural gas, crude oil and propane prices and therefore are defined as Level 3 fair value measurements. Valuations for APL’s NGL options are based on forward price curves developed by the related financial institution and therefore are defined as Level 3 fair value measurements.
Liabilities that are required to be measured at fair value on a nonrecurring basis include our asset retirement obligations (“ARO’s”) that are defined as Level 3. Estimates of the fair value of ARO’s are based on discounted cash flows using numerous estimates, assumptions, and judgments regarding the cost, timing of settlement, our credit-adjusted risk-free rate and inflation rates.

Recently Adopted Accounting Standards
In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“Update 2009-05”). Update 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability. Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. We adopted the requirements on September 30, 2009, and it did not have a material impact on our financial position, results of operations or related disclosures.
In August 2009, the FASB issued Accounting Standards Update 2009-04, “Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99” (“Update 2009-04”). Update 2009-04 updates Section 480-10-S99, “Distinguishing Liabilities from Equity”, to reflect the SEC staff’s views regarding the application of Accounting Series Release No. 268, “Presentation in Financial Statements of ‘Redeemable Preferred Stocks’” (“ASR No. 268”). ASR No. 268 requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. We adopted the requirements of FASB Update 2009-04 on August 1, 2009, and it did not have a material impact on our financial position, results of operations or related disclosures.
In June 2009, the FASB issued Accounting Standards Update 2009-01, “Topic 105 — Generally Acceptable Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“Update 2009-01”). Update 2009-01 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. All required references to non-SEC accounting standards have been modified by us. We adopted the requirements of Update 2009-01 to our financial statements on September 30, 2009, and it did not have a material impact to our financial statement disclosures.
In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. We adopted the requirements of this standard on June 30, 2009, and it did not have a material impact to our financial position or results of operations or related disclosures. The adoption of these provisions does not change our current practices with respect to evaluating, recording and disclosing subsequent events.
In April 2009, the FASB issued ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65-4”). ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. ASC 820-10-65-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 820-10-65-4 on April 1, 2009, and our adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10-65-1”), which changes previously existing guidance for determining whether an impairment is other than temporary for debt securities. ASC 320-10-65-1 replaces the previously existing requirement that an entity’s management assess if it has both the intent and ability to hold an impaired security until recovery with a requirement that management assess that it does not have the intent to sell the security and that it is more likely than not that it will not have to sell the security before recovery of its cost basis. ASC 320-10-65-1 also requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security and for the entity to present the total other-than-temporary impairment in the statement of operations with an offset for the amount recognized in other comprehensive income. ASC 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted these requirements on April 1, 2009, and our adoption did not have a material impact on our financial position and results of operations.
In April 2009, the FASB issued ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65-1”), which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted these requirements on April 1, 2009, and our adoption did not have a material impact on our financial position and results of operations.
In April 2009, the FASB issued ASC 805-20-30-23, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC 805-20-30-23”), which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with previous requirements. ASC 805-20-30-23 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. ASC 805-20-30-23 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). We adopted the requirements on January 1, 2009, and our adoption did not have a material impact on our financial position and results of operations.
In June 2008, the FASB issued ASC 260-10-45-61A, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260-10-45-61A”). ASC 260-10-45-61A applies to the calculation of earnings per share (“EPS”) described in previous guidance, for share-based payment awards with rights to dividends or dividend equivalents. It states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. ASC 260-10-45-61A is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. We adopted the requirements on January 1, 2009 and our adoption did not have a material impact on our financial position and results of operations.

In April 2008, the FASB issued ASC 350-30-65-1, “Determination of Useful Life of Intangible Assets” (“ASC 350-30-65-1”). ASC 350-30-65-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. The intent of ASC 350-30-65-1 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted the requirements of ASC 350-30-65-1 on January 1, 2009, and our adoption did not have a material impact on our financial position and results of operations.
In March 2008, the FASB issued ASC 260-10-55-103 through 55-110, “Application of the Two-Class Method” (“ASC 260-10-55-103”), which considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. ASC 260-10-55-103 considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. Our adoption of ASC 260-10-55-103 on January 1, 2009 impacted our presentation of net income (loss) per common limited partner unit as we previously presented net income (loss) per common limited partner unit as though all earnings were distributed each quarterly period (see “—Net Income (Loss) Per Common Unit”). We adopted the requirements of ASC 260-10-55-103 on January 1, 2009 and our adoption did not have a material impact on our financial position and results of operations.
In March 2008, the FASB issued ASC 815-10-50-1, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10-50-1”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the requirements of this section of ASC 815-10-50-1on January 1, 2009 and it did not have a material impact on our financial position or results of operations (see Note 10).
In December 2007, the FASB issued ASC 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements” (“ASC 810-10-65-1”). ASC 810-10-65-1 establishes accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported and disclosed on the face of the consolidated statement of operations at amounts that include the amounts attributable to both the parent and the non-controlling interest. Additionally, ASC 810-10-65-1 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and that the parent recognize a gain or loss in net income when a subsidiary is deconsolidated and adjust its remaining investment, if any, at fair value. We adopted the requirements of ASC 810-10-65-1on January 1, 2009, and adjusted our presentation of our financial position and results of operations. Prior period financial position and results of operations have been adjusted retrospectively to conform to these provisions.
In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 requires an acquirer to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, it requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the non-controlling interests in the acquiree, at the full amounts of their fair values. We adopted these requirements on January 1, 2009, and it did not have a material impact on our financial position and results of operations.

Recently Issued Accounting Standards
In October 2009, the FASB issued Accounting Standards Update 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“Update 2009-15”). Update 2009-15 includes amendments to Topic 470, “Debt”, and Topic 260, “Earnings per Share”, to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing. These requirements are effective for existing arrangements for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years, with retrospective application required for such arrangements that meet the criteria. These requirements are also effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. We will apply these requirements upon our adoption on January 1, 2010 and we do not expect it to have a material impact to our financial position or results of operations or related disclosures.
In June 2009, the FASB issued ASC 810-10-25-20 through 25-59, “Consolidation of Variable Interest Entities” (“ASC 810-10-25-20”), which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 820-10-25-20 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. These requirements are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 (January 1, 2010 for us). We will apply these requirements upon our adoption on January 1, 2010 and we do not expect it to have a material impact to our financial position or results of operations or related disclosures.
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

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees its overall reserve estimation process. Additionally, disclosures are required related to internal controls over reserve estimation, as well as a report addressing the independence and qualifications of a company’s reserves preparer or auditor based on Society of Petroleum Engineers criteria.

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
General
All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.
We are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodical use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2009. Only the potential impact of hypothetical assumptions is analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.
Current market conditions elevate our concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to us, if any. The counterparties related to our commodity and interest-rate derivative contracts are banking institutions, who also participate in their revolving credit facilities. The creditworthiness of our counterparties is constantly monitored, and we currently believe them to be financially viable. We are not aware of any inability on the part of our counterparties to perform under their contracts and believe our exposure to non-performance is remote.
Interest Rate Risk. At September 30, 2009, ATN had an outstanding balance of $270.0 million on its revolving credit facility. At September 30, 2009, we had interest rate derivative contracts having aggregate notional principal amounts of $150.0 million. Under the terms of this agreement, we will pay weighted average interest rates of 3.11% plus the applicable margin as defined under the terms of ATN’s revolving credit facility, and will receive LIBOR, plus the applicable margin on the notional principal amounts. These derivatives effectively convert $150.0 million of ATN’s floating rate debt under its revolving credit facility to fixed rate debt.
At September 30, 2009, AHD had a credit facility with $12.0 million outstanding. The weighted average interest rate for these borrowings was 3.25% at September 30, 2009.

In May 2008, AHD entered into an interest rate derivative contract having an aggregate notional principal amount of $25.0 million. Under the terms of agreement, AHD will pay an interest rate of 3.01%, plus the applicable margin as defined under the terms of its credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. The interest rate swap agreement is in effect at September 30, 2009 and expires on May 28, 2010.
At September 30, 2009, APL had $315.0 million of outstanding borrowings under its senior secured revolving credit facility and $433.5 million outstanding under its senior secured term loan. Borrowings under APL’s credit facility bear interest, at its option at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). On May 29, 2009, APL entered into an amendment to its senior secured credit facility agreement, which, among other changes, set a floor for the LIBOR interest rate of 2.0% per annum. At September 30, 2009, APL had interest rate derivative contracts having aggregate notional principal amounts of $450.0 million. Under the terms of these agreements, APL will pay weighted average interest rates of 3.02%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. These derivatives are in effect as of September 30, 2009 and expire during periods ranging from January 30, 2010 through April 30, 2010. Beginning May 29, 2009, APL discontinued hedge accounting for its interest rate derivatives which were qualified as hedges under prevailing accounting literature. As such, subsequent changes in fair value of these derivatives will be recognized immediately with other income (loss), net in our consolidated statement of operations.
Holding all other variables constant, including the effect of interest rate derivatives, a hypothetical 100 basis-point or 1% change in interest rates would change our consolidated interest expense by $5.8 million.
Commodity Price Risk. Our market risk exposure to commodities is due to the fluctuations in the price of natural gas, NGLs, condensate and oil and the impact those price movements have on the financial results of our subsidiaries. To limit our exposure to changing natural gas and oil prices, we use financial derivative instruments for a portion of our future natural gas and oil production. APL is exposed to commodity prices as a result of being paid for certain services in the form of natural gas, NGLs and condensate rather than cash. APL enters into financial swap and option instruments to hedge forecasted sales against the variability in expected future cash flows attributable to changes in market prices. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs and condensate are sold. Under these swap agreements, APL receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas, NGLs and condensate at a fixed price for the relevant period.
Holding all other variables constant, including the effect of commodity derivatives, a 10% change in the average price of natural gas, NGLs, condensate and oil would result in a change to our consolidated operating income from continuing operations, excluding income tax effects, for the twelve-month period ending September 30, 2010 of approximately $32.1 million.
Realized pricing of our oil and natural gas production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for natural gas and oil production has been volatile and unpredictable for many years. To limit our exposure to changing natural gas prices, we enter into natural gas and oil swap and costless collar option contracts. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas oil contracts and are based on a West Texas Intermediate, or WTI, index.

We formally document all relationships between derivative instruments and the items being hedged, including the risk management objective and strategy for undertaking the derivative transactions. This includes matching the natural gas and oil futures and options contracts to the forecasted transactions. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges, and are recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX or WTI. Changes in fair value are recognized in consolidated equity and recognized within the consolidated statements of operations in the month the hedged commodity is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in reference prices underlying a hedging instrument and actual commodity prices, we will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.
We recognized gains on settled contracts covering natural gas and oil production of $35.1 million and a loss of $27.6 million for the three months ended September 30, 2009 and 2008, respectively and gains of $82.2 million and a loss of $26.0 million for the nine months ended September 30, 2009 and 2008, respectively. As the underlying prices and terms in our derivative contracts were consistent with the indices used to sell our natural gas, there were no gains or losses recognized during the three and nine months ended September 30, 2009 and 2008 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.
In May 2009, we received approximately $28.5 million in proceeds from the early settlement of natural gas and oil derivative positions for production periods from 2011 through 2013. In conjunction with the early termination of these derivatives, we entered into new derivative positions at prevailing prices at the time of the transaction. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under our revolving credit facility. The derivative gain recognized upon early termination of these discontinued derivative positions will continue to be reported in accumulated other comprehensive income and will be reclassified to our consolidated statements of operations during the periods which the physical transactions would have affected earnings.
We have a $50.5 million net unrealized gain related to financial derivatives in accumulated other comprehensive loss associated with commodity derivatives and interest rate swaps at September 30, 2009, compared to a net unrealized gain of $21.4 million at December 31, 2008. If the fair values of the instruments remain at current market values, we will reclassify $32.8 million of gains to our consolidated statements of operations over the next twelve month period as these contracts expire, consisting of $37.1 million of gains to gas and oil production revenues, $2.2 million of losses to gathering, transmission and processing revenues and $2.1 million of losses to interest expense. Aggregate gains of $17.7 million will be reclassified to our consolidated statements of operations in later periods as these remaining contracts expire, consisting of $20.3 million of gains to gas and oil production revenues, $1.5 million of losses to gathering, transmission and processing revenues and $1.1 million of losses to interest expense. Actual amounts that will be reclassified will vary as a result of future price changes.
The fair value of the derivatives at September 30, 2009 is a net unrealized derivative asset of $99.9 million, of which our portion is $64.8 million and $35.1 million of unrealized gains have been reallocated to our investment partnerships.

As of September 30, 2009, we had the following interest rate and commodity hedges:
Interest Fixed Rate Swap

			Contract
	Notional		Period Ended	Fair Value
Term	Amount	Option Type	December 31,	Liability
				(in thousands)
January 2008 - January 2011	$150,000,000	Pay 3.11% - Receive LIBOR	2009	$(1,009)
			2010	(3,495)
			2011	(194)

			Total Net Liability	$(4,698)

Natural Gas Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset
	(mmbtu) (3)	(per mmbtu) (3)	(in thousands) (1)
2009	10,340,000	$8.242	$36,116
2010	31,880,000	$7.708	47,682
2011	20,720,000	$7.040	3,403
2012	19,680,000	$7.223	4,119
2013	13,260,000	$7.082	235

			$91,555

Natural Gas Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/(Liability)
		(mmbtu) (3)	(per mmbtu) (3)	(in thousands) (1)
2009	Puts purchased	60,000	$11.000	$370
2009	Calls sold	60,000	$15.350	—
2010	Puts purchased	3,360,000	$7.839	6,021
2010	Calls sold	3,360,000	$9.007	—
2011	Puts purchased	9,540,000	$6.523	808
2011	Calls sold	9,540,000	$7.666	—
2012	Puts purchased	4,020,000	$6.514	—
2012	Calls sold	4,020,000	$7.718	(249)
2013	Puts purchased	5,340,000	$6.516	—
2013	Calls sold	5,340,000	$7.811	(579)

				$6,371

Crude Oil Fixed Price Swaps

Production
Period Ending		Average	Fair Value
December 31,	Volumes	Fixed Price	Asset/(Liability)
	(Bbl) (3)	(per Bbl) (3)	(in thousands) (2)
2009	14,600	$99.319	$424
2010	48,900	$97.400	1,134
2011	42,600	$77.460	11
2012	33,500	$76.855	(74)
2013	10,000	$77.360	(29)

			$1,466

Crude Oil Costless Collars

Production
Period Ending			Average	Fair Value
December 31,	Option Type	Volumes	Floor and Cap	Asset/(Liability)
		(Bbl) (3)	(per Bbl) (3)	(in thousands) (2)
2009	Puts purchased	9,000	$85.000	$134
2009	Calls sold	9,000	$116.561	—
2010	Puts purchased	31,000	$85.000	468
2010	Calls sold	31,000	$112.918	—
2011	Puts purchased	27,000	$67.223	—
2011	Calls sold	27,000	$89.436	(27)
2012	Puts purchased	21,500	$65.506	—
2012	Calls sold	21,500	$91.448	(70)
2013	Puts purchased	6,000	$65.358	—
2013	Calls sold	6,000	$93.442	(24)

				$481

			Total ATN net asset	$95,175

(1)	Fair value based on forward NYMEX natural gas prices, as applicable.

(2)	Fair value based on forward WTI crude oil prices, as applicable.

(3)	Mmbtu represents million British thermal units; Bbl represents barrels.
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
The following table summarizes AHD and APL’s derivative activity for the periods indicated (amounts in thousands):

	Early Termination of Derivative Contracts
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net cash derivative expense included within gain (loss) on mark-to-market derivatives	$—	$(70,258)	$(5,000)	$(186,068)
Net cash derivative expense included within transmission, gathering and processing revenue	—	(1,258)	—	(1,573)
Net non-cash derivative income (expense) included within gain (loss) on mark-to-market derivatives	15,488	6,488	34,708	(39,857)
Net non-cash derivative expense included within transmission, gathering and processing revenue	(19,976)	(19,514)	(54,043)	(19,514)

The following table summarizes AHD’s and APL’s derivative activity, including the early termination of derivative contracts disclosed above, for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Loss from cash settlement and non-cash recognition of qualifying hedge instruments(1)	$(9,779)	$(27,419)	$(37,281)	$(78,214)
Gain (loss) from change in market value of non- qualifying derivatives(2)	12,021	190,013	(30,460)	(17,919)
Gain (loss) from change in market value of ineffective portion of qualifying derivatives(2)	—	44,997	10,813	41,271
Gain (loss) from cash settlement and non-cash recognition of non-qualifying derivatives(2)	(10,165)	(84,207)	3,225	(280,696)
Loss from cash settlement of interest rate derivatives(3)	(3,321)	(708)	(9,500)	(915)
Loss from change in market value of non-qualifying interest rate derivatives(2)	(861)	—	(891)	—
Loss from reclassification of loss from Other Comprehensive Income to Other Loss(2)(4)	(60)	—	(256)	—

(1)	Included within transmission, gathering and processing revenue on our consolidated statements of operations.

(2)	Included within (gain) loss on mark-to-market derivatives, net on our consolidated statements of operations.

(3)	Included within interest expense on our consolidated statements of operations.

(4)	Reclassification due to reduction of outstanding borrowings being hedged.
The following table summarizes AHD’s and APL’s gross fair values of derivative instruments for the period indicated (amounts in thousands):

	September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	N/A	$—	Current portion of derivative liability	$(6,352)
Commodity contracts	Current portion of derivative asset	4,514
Commodity contracts	Long-term derivative asset	1,980
Commodity contracts	Current portion of derivative liability	10,050	Current portion of derivative liability	(45,162)
Commodity contracts	Long-term derivative liability	3,341	Long-term derivative liability	(12,597)

		$19,885		$(64,111)

The following table summarizes the gross effect of AHD’s and APL’s derivative instruments on our consolidated statements of operations for the period indicated (amounts in thousands):

	Derivatives not designated as hedging instruments
	Three months ended September 30, 2009
	Gain (Loss)	Gain (Loss) Reclassified from		Gain (Loss) Recognized in Income
	Recognized in	Accumulated OCI into Income		(Ineffective Portion and Amount
	Accumulated	(Effective Portion)		Excluded from Effectiveness Testing)
	OCI	Amount	Location	Amount	Location
Interest rate contracts(1)	$30	$(3,419)	Interest expense	$(951)	Gain (loss) on mark-to-market derivatives
Commodity contracts(1)	—	(10,294)	Transmission, gathering and processing revenue	(13,671)	Gain (loss) on mark-to-market derivatives
Commodity contracts(2)	—	—	N/A	16,036	Gain (loss) on mark-to-market derivatives

	$30	$(13,713)		$1,414

(1)	Hedges previously designated as cash flow hedges

(2)	Dedesignated cash flow hedges and non-designated hedges

	Derivatives not designated as hedging instruments
	Nine months ended September 30, 2009
	Gain (Loss)	Gain (Loss) Reclassified from		Gain (Loss) Recognized in Income
	Recognized in	Accumulated OCI into Income		(Ineffective Portion and Amount
	Accumulated	(Effective Portion)		Excluded from Effectiveness Testing)
	OCI	Amount	Location	Amount	Location
Interest rate contracts(1)	$(2,411)	$(9,599)	Interest expense	$(1,147)	Gain (loss) on mark-to-market derivatives
Commodity contracts(1)	—	(37,158)	Transmission, gathering and processing revenue	(36,579)	Gain (loss) on mark-to-market derivatives
Commodity contracts(2)	—	—	N/A	20,155	Gain (loss) on mark-to-market derivatives

	$(2,411)	$(46,757)		$(17,571)

(1)	Hedges previously designated as cash flow hedges

(2)	Dedesignated cash flow hedges and non-designated hedges

As of September 30, 2009, AHD had the following interest rate derivatives, including derivatives that do not qualify for hedge accounting:
Interest Fixed-Rate Swap

	Notional		Contract Period	Fair Value
Term	Amount	Type	Ended December 31,	Liability(1)
				(in thousands)
May 2008 - May 2010	$25,000,000	Pay 3.01% — Receive LIBOR	2009	$(174)
			2010	(271)

			Total AHD liability	$(445)

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.
As of September 30, 2009, APL had the following interest rate and commodity derivatives, including derivatives that do not qualify for hedge accounting:
Interest Fixed-Rate Swap

	Notional		Contract Period	Fair Value
Term	Amount	Type	Ended December 31,	Liability(1)
				(in thousands)
January 2008 - January 2010	$200,000,000	Pay 2.88% — Receive LIBOR	2009	$(1,335)
			2010	(426)

				$(1,761)

April 2008 - April 2010	$250,000,000	Pay 3.14% — Receive LIBOR	2009	$(1,832)
			2010	(2,314)

				$(4,146)

Natural Gas Sales — Fixed Price Swaps

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset(3)
2009	120,000	$8.000	$390

Natural Gas Basis Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	1,230,000	$(0.558)	$(386)
2010	2,220,000	$(0.607)	(401)

			$(787)

Natural Gas Purchases — Fixed Price Swaps

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	2,580,000	$8.687	$(10,162)
2010	4,380,000	$8.635	(11,718)

			$(21,880)

Natural Gas Basis Purchases

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Asset(3)
	(mmbtu)(6)	(per mmbtu)(6)	(in thousands)
2009	3,690,000	$(0.659)	$1,508
2010	6,600,000	$(0.590)	1,193

			$2,701

Natural Gas Liquids — Fixed Price Swap

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(2)
	(gallons)	(per gallon)	(in thousands)
2009	5,544,000	$0.754	$(762)

Ethane Put Options

Associated
Production Period	NGL	Average	Fair Value
Ended December 31,	Volume	Price(4)	Liability(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	630,000	$0.340	$(57)	Puts purchased

Propane Put Options

Associated
Production Period	NGL	Average	Fair Value
Ended December 31,	Volume	Price(4)	Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	15,246,000	$0.820	$579	Puts purchased

Isobutane Put Options

Associated
Production Period	NGL	Average	Fair Value
Ended December 31,	Volume	Price(4)	Liability(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	126,000	$0.5890	$(20)	Puts purchased

Normal Butane Put Options

	Associated
Production Period	NGL	Average	Fair Value
Ended December 31,	Volume	Price(4)	Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	3,654,000	$0.943	$98	Puts purchased
2010	3,654,000	$1.038	$544	Puts purchased

			$642

Natural Gasoline Put Options

	Associated
Production Period	NGL	Average	Fair Value
Ended December 31,	Volume	Price(4)	Asset(1)	Option Type
	(gallons)	(per gallon)	(in thousands)

2009	3,906,000	$1.341	$549	Puts purchased
2010	3,906,000	$1.345	$902	Puts purchased

			$1,451

Crude Oil Sales Options (associated with NGL volume)

		Associated	Average
Production Period	Crude	NGL	Crude	Fair Value
Ended December 31,	Volume	Volume	Price (4)	Asset/(Liability)(3)	Option Type
	(barrels)	(gallons)	(per barrel)	(in thousands)

2009	165,000	9,321,900	$63.53	$856	Puts purchased
2009	527,700	29,874,978	$84.80	(647)	Calls sold
2010	486,000	27,356,700	$61.24	4,111	Puts purchased
2010	3,127,500	213,088,050	$86.20	(20,462)	Calls sold
2010	714,000	45,415,440	$132.17	705	Calls purchased(5)
2011	606,000	33,145,560	$100.70	(4,517)	Calls sold
2011	252,000	13,547,520	$133.16	920	Calls purchased(5)
2012	450,000	25,893,000	$102.71	(4,038)	Calls sold
2012	180,000	9,676,800	$134.27	919	Calls purchased(5)

				$(22,153)

Crude Oil Sales

Production Period		Average	Fair Value
Ended December 31,	Volumes	Fixed Price	Liability(3)
	(barrels)	(per barrel)	(in thousands)
2009	6,000	$62.700	$(48)

Crude Oil Sales Options

Production Period		Average	Fair Value
Ended December 31,	Volumes	Crude Price(4)	Asset(Liability)(3)	Option Type
	(barrels)	(per barrel)	(in thousands)
2009	117,000	$64.151	$604	Puts purchased
2009	76,500	$84.956	(116)	Calls sold
2010	411,000	$64.732	4,450	Puts purchased
2010	234,000	$88.088	(1,475)	Calls sold
2011	72,000	$93.109	(746)	Calls sold
2012	48,000	$90.314	(648)	Calls sold

			$2,069

Total net APL liability			$(43,782)
Total net AHD liability			(445)
Total net Company asset			95,175

Total consolidated net asset			$50,948

(1)	Fair value based on independent, third-party statements, supported by observable levels at which transactions are executed in the marketplace.

(2)	Fair value based upon management estimates, including forecasted forward NGL prices.

(3)	Fair value based on forward NYMEX natural gas and light crude prices, as applicable.

(4)	Average price of options based upon average strike price adjusted by average premium paid or received.

(5)
Calls purchased for 2010 through 2012 represent offsetting positions for calls sold. These offsetting positions were entered into by APL to limit the loss which could be incurred if crude oil prices continued to rise.

(6)	Mmbtu represents million British Thermal Units.
The fair value of derivatives is included in our consolidated balance sheets as follows (in thousands):

	September 30,	December 31,
	2009	2008
Current portion of derivative asset	$88,960	$152,727
Long-term derivative asset	42,405	69,451
Current portion of derivative liability	(46,570)	(73,776)
Long-term derivative liability	(33,847)	(59,103)

Total net asset	$50,948	$89,299

At September 30, 2009 and December 31, 2008, we reflected a net hedging asset on our consolidated balance sheets of $50.9 million and $89.3 million, respectively, as a result of our, AHD’s and APL’s derivative contracts. Of the $50.4 million gains in accumulated other comprehensive income at September 30, 2009, we will reclassify $32.9 million of gains to our consolidated statements of operations over the next twelve month period as these contracts expire, and $17.6 million of gains will be reclassified in later periods if the fair values of the instruments remain at current market values. Actual amounts that will be reclassified will vary as a result of future price changes.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On June 15, 2009, Vice Chancellor Noble issued an order consolidating all five lawsuits, renaming the action In re Atlas Energy Resources, LLC Unitholder Litigation, C.A. No. 4589-VCN, and appointing as co-lead plaintiffs Operating Engineers Construction Industry and Miscellaneous Pension Fund and Montgomery County Employees Retirement Fund. Plaintiffs filed a Verified Consolidated Class Action Complaint on July 1, 2009, which has superseded all prior complaints. On July 27, 2009, the Chancery Court granted the parties’ scheduling stipulation, setting a preliminary injunction hearing for September 4, 2009. The complaint advances claims of breach of fiduciary duty in connection with the Merger agreement, including allegations of inadequate disclosures in connection with the unitholder vote on the Merger, and seeks monetary damages or injunctive relief, or both. On August 7, 2009, Plaintiffs advised the Court by letter that they are not pursuing their motion for preliminary injunction and requested that the preliminary injunction hearing date be removed from the Court’s calendar. Around that time, plaintiffs advised counsel for the defendants that they intended to continue to pursue the case after the merger as a claim for money damages. The Chancery Court approved the briefing schedule in mid-September and defendants filed a brief in support of their motion to dismiss on October 16, 2009. Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company. Based on the facts known to date, the defendants believe that the claims asserted against them in this lawsuit are without merit, and intend to defend themselves vigorously against the claims.
In June 2008, our wholly-owned subsidiary, Atlas America, LLC, was named as a co-defendant in the matter captioned CNX Gas Company, LLC (“CNX”) v. Miller Petroleum, Inc. (“Miller”), et al. (Chancery Court, Campbell County, Tennessee). In its complaint, CNX alleges that Miller breached a contract to assign to CNX certain leasehold rights (“Leases”) representing approximately 30,000 acres in Campbell County, Tennessee and that Atlas America, LLC and another defendant, Wind City Oil & Gas, LLC, interfered with the closing of this assignment on June 6, 2008. ATN purchased the Leases from Miller for approximately $19.1 million. On December 15, 2008, the Chancery Court dismissed the matter in its entirety, holding that there had been no breach of the contract by Miller and, therefore, that Atlas America, LLC could not have tortuously interfered with the contract. The Chancery Court dismissed all claims against Atlas America, LLC; however, CNX has appealed this decision.
We, Atlas Pipeline Holdings, and Atlas Pipeline and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of our collective business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS
Our business operations and financial position are subject to various risks. These risks are described elsewhere in this report and in our most recent Form 10-K for the year ended December 31, 2008, and our Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009. The risk factors identified therein have not changed in any material respect, except for the additional risk factors added below.
The combined company resulting from the merger may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the merger, which could adversely affect the value of our common stock.
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
Lawsuits have been filed against ATN, certain officers and members of its board of directors and us challenging the merger, and any adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company.
We, ATN, and certain officers and directors of both companies are named as defendants in a consolidated purported class action lawsuit brought by our unitholders in Delaware Chancery Court generally alleging claims of breach of fiduciary duty in connection with the Merger. The complaint alleges inadequate disclosures in connection with the ATN’s unitholder vote on the Merger. Plaintiffs filed a Verified Consolidated Class Action Complaint on July 1, 2009. The lawsuit originally sought monetary damages or injunctive relief, or both. However, on August 7, 2009, plaintiffs advised the Chancery Court by letter that they were not pursuing their motion for a preliminary injunction, and requested that the preliminary injunction hearing date be removed from the Court’s calendar. Around that time, plaintiffs advised counsel for the defendants that plaintiffs intended to continue to pursue the action for monetary damages after the Merger was completed. The Chancery Court approved the briefing schedule in mid-September and defendants filed a brief in support of their motion to dismiss on October 16, 2009. Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on the operations of the combined company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the 2009 Annual Meeting of Stockholders, which was held on July 13, 2009, the stockholders elected Mark C. Biderman and Gayle P.W. Jackson to serve until the 2012 Annual Meeting. The ballot tabulation for the election of directors was as follows:

	Votes In	Votes Against
Nominees	Favor	or Withheld
Mark C. Biderman	36,690,458	149,980
Gayle P.W. Jackson	36,979,160	150,278
The stockholders also voted upon a proposal to amend the Company’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock by 65 million to 114 million. The ballot tabulation for the approval of the amendment was as follows:

Votes in Favor	Votes Against	Votes in Abstention/Broker Non-Votes
30,376,096	6,730,237	23,101

At the Special Meeting of Stockholders, which was held on September 25, 2009, stockholders voted upon a proposal to approve the issuance of the Company’s common stock in connection with the merger contemplated by the Agreement and Plan of Merger, dated as of April 27, 2009, among ATN, the Company, Atlas Energy Management, Inc. and ATLS Merger Sub, LLC. The ballot tabulation for the approval of the proposal was as follows:

Votes in Favor	Votes Against	Votes in Abstention/Broker Non-Votes
33,443,782	38,050	4,466
At the Special Meeting, the stockholders also voted upon a proposal to approve the Atlas America 2009 Stock Incentive Plan. The ballot tabulation for the approval of the proposal was as follows:

Votes in Favor	Votes Against	Votes in Abstention/Broker Non-Votes
25,089,398	8,375,507	21,394
ITEM 6. EXHIBITS

Exhibit No.		Description

2.1		Agreement and Plan of Merger, dated as of April 27, 2009, by and among Atlas Energy Resources, LLC, Atlas America, Inc., Atlas Energy Management, Inc. and Merger Sub, as defined therein(11)

3.1		Amended and Restated Certificate of Incorporation(15)

3.2		Amended and Restated Bylaws(15)

4.1		Form of stock certificate(2)

10.1
Indenture dated as of January 23, 2008 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(17)

10.2		Form of 10.75% Senior Note due 2018 (included as an exhibit to the Indenture filed as Exhibit 4.2 hereto)

10.3
Senior Indenture dated July 16, 2009 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(18)

10.4		First Supplemental Indenture date July 16, 2009(18)

10.5		Form of Note 12.125% Senior Notes due 2017 (contained in Annex A to the First Supplemental Indenture filed as Exhibit 4.5 hereto)

10.6		Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(5)

10.7		Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(5)

10.8	(a)	Employment Agreement for Edward E. Cohen dated May 14, 2004(5)

Exhibit No.		Description

10.8	(b)	Amendment to Employment Agreement dated as of December 31, 2008(12)

10.9	(a)	Agreement for Services among Atlas America, Inc. and Richard Weber, dated April 5, 2006(6)

10.9	(b)	Amendment No. 1 to Agreement for Services dated as of April 26, 2007(7)

10.9	(c)	Amendment No. 2 to Agreement for Services dated as of December 18, 2008(12)

10.10		Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC and Atlas Energy Management, Inc.(4)

10.11		Stock Incentive Plan(12)

10.12		2009 Stock Incentive Plan(15)

10.13		Assumed Long-Term Incentive Plan(24)

10.14		Atlas America Employee Stock Ownership Plan(8)

10.15		Atlas America, Inc. Investment Savings Plan(8)

10.16		Form of Stock Award Agreement(9)

10.17		Amended and Restated Annual Incentive Plan for Senior Executives(10)

10.18		Employment Agreement between Atlas America, Inc. and Jonathan Z. Cohen dated as of January 30, 2009(12)

10.19		Securities Purchase Agreement dated April 7, 2009, by and between Atlas Pipeline Mid-Continent, LLC and Spectra Energy Partners OLP, LP(16)

10.19	(a)	Revolving Credit Agreement dated as of July 26, 2006 by and among Atlas Pipeline Holdings, L.P., Atlas Pipeline Partners GP, LLC, Wachovia Bank, National Association and the lenders thereto(16)

10.19	(b)	First Amendment to Revolving Credit Agreement dated as of June 1, 2009(13)

10.20		Promissory Note dated as of June 1, 2009 by Atlas Pipeline Holdings, L.P.(13)

10.21		Guaranty Note dated as of June 1, 2009 by Atlas Pipeline Holdings, L.P.(13)

10.22		Guaranty, Subordination and Cash Collateral Agreement dated as of June 1, 2009 in favor of Wachovia Bank, National Association(13)

10.23	(a)
Revolving Credit Agreement, dated as of June 29, 2007, among Atlas Energy Operating Company, LLC its subsidiaries, J.P. Morgan Chase Bank, N.A., as Administrative Agent and the other lenders signatory thereto(19)

10.23	(b)	First Amendment to Credit Agreement, dated as of October 25, 2007(20)

10.23	(c)	Second Amendment to Credit Agreement, dated as of April 9, 2009(21)

10.23	(d)	Third Amendment to Credit Agreement, dated as of July 10, 2009(22)

10.24		ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(14)

Exhibit No.	Description

10.25	Amended and Restated Limited Liability Company Agreement of Laurel Mountain Midstream, LLC dated as of June 1, 2009(14)

10.26	Employment Agreement for Matthew A. Jones dated July 1, 2009(16)

10.27
Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. (25) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

31.2
Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P. (25) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification

31.2	Rule 13(a)-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Previously filed as an exhibit to our Form 8-K filed on June 14, 2005

(2)	Previously filed as an exhibit to our registration statement on Form S-1 (registration no. 333-112653)

(3)	[Intentionally Omitted]

(4)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2006

(5)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2004

(6)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006

(7)	Previously filed as an exhibit to our Form 8-K filed on May 1, 2007

(8)	Previously filed as an exhibit to our Form 10-K for the year ended September 30, 2005

(9)	Previously filed as an exhibit to our Form 10-Q for the quarter ended December 31, 2005

(10)	Previously filed as an exhibit to our definitive proxy statement filed May 8, 2008

(11)	Previously filed as an exhibit to our Form 8-K filed on April 27, 2009

(12)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2008

(13)	Previously filed as an exhibit to our Form 8-K filed on June 2, 2009

(14)	Previously filed as an exhibit to our Form 8-K filed on June 5, 2009

(15)	Previously filed as an exhibit to our Form 8-K filed on September 30, 2009

(16)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2009

(17)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed on January 24, 2008

(18)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed on July 17, 2009

(19)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed on June 29, 2007

(20)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed on October 26, 2007

(21)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed on April 17, 2009

(22)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed on July 24, 2009

(23)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed on December 22, 2006

(24)	Previously filed as an exhibit to our Form S-8 filed on September 30, 2009

(25)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 10-Q for the quarter ended June 30, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, INC.
Date: November 9, 2009	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman of the Board and Chief Executive Officer

Date: November 9, 2009	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer

Date: November 9, 2009	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer