Form 10-Q/A
period 2010-06-30
ATLAS ENERGY, INC.
filed 2010-09-02
CIK 1279228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 5, 2010, is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

Exhibit 101 consists of the following interactive data file formatted in eXtensible Business Reporting Language (XBRL):

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T or Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS

Exhibit No.	Description

*2.1	Purchase and Sale Agreement, dated April 9, 2010, by and between Atlas Energy Resources, LLC and Reliance Marcellus, LLC. (26) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

*2.2	Participation and Development Agreement, dated April 20, 2010, by and between Atlas Energy Resources, LLC, Atlas America, LLC, Viking Resources, LLC, Atlas Resources, LLC and Reliance Marcellus, LLC. (27) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

*2.3	Standstill, AMI and Transfer Restriction Agreement, dated April 20, 2010, by and among Atlas Energy, Inc., Atlas Energy Resources, LLC, Reliance Industries Limited and Reliance Marcellus, LLC(27)

*2.4	Agreement and Plan of Merger, dated as of April 27, 2009, by and among Atlas Energy Resources, LLC, Atlas America, Inc., Atlas Energy Management, Inc. and Merger Sub, as defined therein. (13) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

*3.1	Amended and Restated Certificate of Incorporation(1)

*3.2	Amended and Restated Bylaws(1)

*4.1	Form of stock certificate(2)

*10.1	Indenture dated as of January 23, 2008 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(14)

*10.2	Form of 10.75% Senior Note due 2018 (included as an exhibit to the Indenture filed as Exhibit 10.1 hereto)

Exhibit No.	Description

*10.3	Senior Indenture dated July 16, 2009 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as Trustee(15)

*10.4	First Supplemental Indenture date July 16, 2009(15)

*10.5	Form of Note 12.125% Senior Notes due 2017 (contained in Annex A to the First Supplemental Indenture filed as Exhibit 10.4 hereto)

*10.6	Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(5)

*10.7	Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(5)

*10.8(a)	Employment Agreement for Edward E. Cohen dated May 14, 2004(5)

*10.8(b)	Amendment to Employment Agreement dated as of December 31, 2008(12)

*10.9(a)	Agreement for Services among Atlas America, Inc. and Richard Weber, dated April 5, 2006(6)

*10.9(b)	Amendment No. 1 to Agreement for Services dated as of April 26, 2007(7)

*10.9(c)	Amendment No. 2 to Agreement for Services dated as of December 18, 2008(12)

*10.10	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC and Atlas Energy Management, Inc. (4)

*10.11	Stock Incentive Plan(12)

*10.12	2009 Stock Incentive Plan(1)

*10.13	Assumed Long-Term Incentive Plan(16)

*10.14	Atlas America Employee Stock Ownership Plan(8)

*10.15	Atlas America, Inc. Investment Savings Plan(8)

*10.16	Form of Stock Award Agreement(9)

*10.17	Amended and Restated Annual Incentive Plan for Senior Executives(10)

*10.18	Employment Agreement between Atlas America, Inc. and Jonathan Z. Cohen dated as of January 30, 2009(12)

*10.19(a)	Revolving Credit Agreement, dated as of June 29, 2007, among Atlas Energy Operating Company, LLC its subsidiaries, J.P. Morgan Chase Bank, N.A., as Administrative Agent and the other lenders signatory thereto(19)

*10.19(b)	First Amendment to Credit Agreement, dated as of October 25, 2007(20)

*10.19(c)	Second Amendment to Credit Agreement, dated as of April 9, 2009(21)

*10.19(d)	Third Amendment to Credit Agreement, dated as of July 10, 2009(22)

*10.20	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(23)

*10.21	Amended and Restated Limited Liability Company Agreement of Laurel Mountain Midstream, LLC dated as of June 1, 2009(23)

*10.22	Employment Agreement for Matthew A. Jones dated July 1, 2009(17)

*10.23	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.(24) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission

Exhibit No.	Description

*10.24	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.(24) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission

*10.25	Form of Non-Qualified Stock Option Grant Agreement(25)

*10.26	Form of Incentive Stock Option Grant Agreement(25)

*10.27	Form of Restricted Stock Unit Agreement(25)

*10.28	Securities Purchase Agreement dated April 7, 2009 by and between Atlas Pipeline Mid-Continent, LLC and Spectra Energy Partners OLP, LP(17)

*10.29	Securities Purchase Agreement dated July 27, 2010 by and among Atlas Pipeline Mid-Continent, LLC, Atlas Pipeline Partners, L.P., Enbridge Pipelines (Taxes Gathering) L.P. and Enbridge Energy Partners, L.P.(28)

*31.1	Rule 13a-14(a)/15d-14(a) Certification

*31.2	Rule 13a-14(a)/15d-14(a) Certification

*32.1	Section 1350 Certification

*32.2	Section 1350 Certification

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to our Form 8-K filed September 30, 2009
(2)	Previously filed as an exhibit to our registration statement on Form S-1 (registration no. 333-112653)
(3)	[Intentionally omitted]
(4)	[Intentionally omitted]
(5)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2004
(6)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006
(7)	Previously filed as an exhibit to our Form 8-K filed May 1, 2007
(8)	Previously filed as an exhibit to our Form 10-K for the year ended September 30, 2005
(9)	Previously filed as an exhibit to our Form 10-Q for the quarter ended December 31, 2005
(10)	Previously filed as an exhibit to our definitive proxy statement filed May 8, 2008
(11)	[Intentionally omitted]
(12)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2008
(13)	Previously filed as an exhibit to our Form 8-K filed April 27, 2009.
(14)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed January 24, 2008
(15)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed July 17, 2009
(16)	Previously filed as an exhibit to our Form S-8 filed September 30, 2009
(17)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2009
(18)	[Intentionally omitted]
(19)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed June 29, 2007
(20)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed October 26, 2007
(21)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed April 17, 2009
(22)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed July 24, 2009
(23)	Previously filed as an exhibit to our Form 8-K filed June 5, 2009
(24)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 10-Q for the quarter ended June 30, 2009
(25)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2009
(26)	Previously filed as an exhibit to our Form 8-K filed April 13, 2010
(27)	Previously filed as an exhibit to our Form 8-K filed April 21, 2010
(28)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s Form 8-K filed April 29, 2010
*	Previously filed or furnished with our Form 10-Q on August 5, 2010.
**	Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, INC.

Date: September 2, 2010	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman and Chief Executive Officer

Date: September 2, 2010	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer

Date: September 2, 2010	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer