Form 10-Q
period 2010-09-30
ATLAS ENERGY, INC.
filed 2010-11-09
CIK 1279228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of outstanding shares of the registrant’s common stock on November 2, 2010 was 78,424,511 shares.

ATLAS ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

ATLAS ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$79,940	$20,627
Accounts receivable	135,825	152,146
Current portion of derivative asset	107,209	74,064
Subscriptions receivable from Partnerships	—	47,275
Inventory	23,557	22,905
Prepaid expenses and other	8,407	6,061
Prepaid and deferred taxes	—	1,559
Current assets of discontinued operations	—	22,746

Total current assets	354,938	347,383

Property, plant and equipment, net	3,344,167	3,199,122
Intangible assets, net	134,495	152,354
Goodwill, net	35,166	35,166
Long-term derivative asset	108,766	59,291
Investment in Laurel Mountain joint venture	135,765	132,990
Other assets, net	70,944	71,093
Long-term portion of deferred tax asset	—	29,734
Long-term assets of discontinued operations	—	379,030

	$4,184,241	$4,406,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$206	$8,000
Accounts payable	105,798	96,376
Liabilities associated with drilling contracts	95,189	122,532
Accrued producer liabilities	58,143	57,430
Current portion of derivative payable to Partnerships	36,637	22,382
Current portion of derivative liability	3,581	38,485
Accrued interest	23,563	38,898
Accrued well drilling and completion costs	65,373	89,261
Current portion of deferred tax liability	30,049	26,415
Accrued liabilities	63,316	44,941
Advances from affiliate	61	173
Current liabilities of discontinued operations	—	13,181

Total current liabilities	481,916	558,074

Long-term debt, less current portion	1,185,869	2,040,572
Long-term derivative payable to Partnerships	43,055	22,380
Long-term derivative liability	31,148	25,441
Long-term portion of deferred tax liability	116,142	—
Other long-term liabilities	60,916	56,180
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value: 1,000,000 authorized shares	—	—
Common stock, $0.01 par value: 114,000,000 authorized shares	816	814
Additional paid-in capital	1,168,595	1,156,580
Treasury stock, at cost	(141,123)	(142,848)
Accumulated other comprehensive income	109,158	58,022
Retained earnings	240,448	50,744

	1,377,894	1,123,312
Non-controlling interests	887,301	580,204

Total shareholders’ equity	2,265,195	1,703,516

	$4,184,241	$4,406,163

See accompanying notes to consolidated financial statements

ATLAS ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Gas and oil production	$67,503	$65,986	$200,600	$207,908
Well construction and completion	60,748	81,496	176,685	257,231
Gathering and processing	235,691	179,327	687,423	483,126
Administration and oversight	3,561	3,149	7,473	9,644
Well services	6,008	5,012	17,063	14,911
Gain (loss) on mark-to-market derivatives	(6,943)	(19)	3,042	(23,931)
Other, net	4,515	4,851	12,630	11,696

Total revenues	371,083	339,802	1,104,916	960,585

Costs and expenses:
Gas and oil production	13,799	12,128	39,179	33,217
Well construction and completion	51,481	69,138	149,724	218,236
Gathering and processing	199,294	151,272	581,106	420,347
Well services	2,796	2,378	8,071	6,922
General and administrative	29,466	32,014	85,548	81,216
Depreciation, depletion and amortization	48,824	42,480	142,880	135,431

Total costs and expenses	345,660	309,410	1,006,508	895,369

Operating income	25,423	30,392	98,408	65,216

Gain (loss) on asset sales	727	(2,438)	286,361	103,253
Interest expense	(44,810)	(47,771)	(130,990)	(124,446)

Income (loss) from continuing operations before income tax provision (benefit)	(18,660)	(19,817)	253,779	44,023
Income tax provision (benefit)	(20)	(1,118)	111,206	4,738

Net income (loss) from continuing operations	(18,640)	(18,699)	142,573	39,285

Discontinued operations:
Gain on sale of discontinued operations (net of income tax provision of $12,560 for the three and nine months ended September 30, 2010 and $2,228 for the nine months ended September 30, 2009)	298,932	—	298,932	48,851
Income (loss) from discontinued operations (net of income tax provision (benefit) of $(224) and $402 for the three months ended September 30, 2010 and 2009, respectively, and $371 and $1,315 for the nine months ended September 30, 2010 and 2009, respectively)	(5,341)	8,813	8,821	28,847

Net income (loss)	274,951	(9,886)	450,326	116,983
(Income) loss attributable to non-controlling interests	(258,998)	9,172	(260,622)	(103,686)

Net income (loss) attributable to common shareholders	$15,953	$(714)	$189,704	$13,297

Net income (loss) attributable to common shareholders per share – basic:
Income (loss) from continuing operations attributable to common shareholders	$(0.04)	$(0.04)	$2.16	$0.20
Income from discontinued operations attributable to common shareholders	0.24	0.02	0.26	0.14

Net income (loss) attributable to common shareholders	$0.20	$(0.02)	$2.42	$0.34

Net income (loss) attributable to common shareholders per share – diluted:
Income (loss) from continuing operations attributable to common shareholders	$(0.04)	$(0.04)	$2.09	$0.19
Income from discontinued operations attributable to common shareholders	0.24	0.02	0.25	0.14

Net income (loss) attributable to common shareholders	$0.20	$(0.02)	$2.34	$0.33

Weighted average common shares outstanding:
Basic	78,405	39,780	78,319	39,460

Diluted	81,175	39,780	81,203	40,051

Income (loss) attributable to common shareholders:
Income (loss) from continuing operations (net of income tax provision (benefit) of $(20) and $(1,118) for the three months ended September 30, 2010 and 2009, respectively, and $111,206 and $4,738 for the nine months ended September 30, 2010 and 2009, respectively)	$(3,341)	$(1,342)	$169,479	$7,767
Income from discontinued operations (net of income tax provision of $12,336 and $402 for the three months ended September 30, 2010 and 2009, respectively and $12,931 and $3,543 for the nine months ended September 30, 2010 and 2009, respectively)	19,294	628	20,225	5,530

Net income (loss) attributable to common shareholders	$15,953	$(714)	$189,704	$13,297

See accompanying notes to consolidated financial statements

ATLAS ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Retained Earnings	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2010	81,290,492	$814	$1,156,580	(3,144,681)	$(142,848)	$58,022	$50,744	$580,204	$1,703,516
Issuance of common shares	233,751	2	521	39,825	1,725	—	—	—	2,248
Other comprehensive income	—	—	—	—	—	51,136	—	31,745	82,881
Stock compensation expense	—	—	11,494	—	—	—	—	—	11,494
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,188)	(4,188)
Non-controlling interests’ capital contributions	—	—	—	—	—	—	—	18,918	18,918
Net income	—	—	—	—	—	—	189,704	260,622	450,326

Balance, September 30, 2010	81,524,243	$816	$1,168,595	(3,104,856)	$(141,123)	$109,158	$240,448	$887,301	$2,265,195

See accompanying notes to consolidated financial statements

ATLAS ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$450,326	$116,983
Income from discontinued operations	307,753	77,698

Income from continuing operations	142,573	39,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	142,880	135,431
Amortization of deferred finance costs	12,768	9,439
Non-cash loss on derivative value, net	37,317	55,229
Non-cash compensation expense	16,812	3,563
Gain on asset sales and dispositions	(286,361)	(103,253)
Distributions paid to non-controlling interests	(4,188)	(43,799)
Equity (income) loss in unconsolidated companies	(5,183)	763
Distributions received from unconsolidated companies	8,276	1,657
Deferred income taxes	116,392	368
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses and other	57,209	27,461
Accounts payable and accrued liabilities	(27,838)	(23,837)

Net cash provided by continuing operating activities	210,657	102,307
Net cash provided by discontinued operating activities	11,559	21,681

Net cash provided by operating activities	222,216	123,988

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(288,618)	(245,917)
Investments in unconsolidated companies	(12,737)	(26)
Net proceeds from asset sales	318,529	103,072
Other	2,070	(6,438)

Net cash provided by (used in) continuing investing activities	19,244	(149,309)
Net cash provided by discontinued investing activities	667,605	283,123

Net cash provided by investing activities	686,849	133,814

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under subsidiary credit facilities	564,000	778,000
Repayments under subsidiary credit facilities	(994,000)	(996,000)
Repayments of subsidiary long-term debt	(433,504)	(273,675)
Net proceeds from subsidiary equity offerings	15,319	16,142
Net proceeds from issuance of subsidiary long-term debt	—	196,232
Costs related to Atlas Energy, Inc. and Atlas Energy Resources, LLC Merger	—	(10,571)
Dividends paid	—	(1,968)
Subsidiary preferred unit redemption	—	(15,000)
Deferred financing costs and other	(1,567)	(19,765)

Net cash used in financing activities	(849,752)	(326,605)

Net change in cash and cash equivalents	59,313	(68,803)
Cash and cash equivalents, beginning of period	20,627	104,496

Cash and cash equivalents, end of period	$79,940	$35,693

See accompanying notes to consolidated financial statements

ATLAS ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

In addition to its natural gas development and production operations, the Company also maintains ownership interests in the following entities:

•

Atlas Pipeline Partners, L.P. (“Atlas Pipeline Partners” or “APL”), a publicly traded Delaware limited partnership (NYSE: APL) and midstream energy service provider engaged in the gathering and processing of natural gas in the Mid-Continent and Appalachia regions. At September 30, 2010, the Company had a 2.1% direct ownership interest in APL. In June 2010, the Company purchased 8,000 $1,000 par value APL 12.0% cumulative Class C Preferred Units (see Note 16);

•

Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or “AHD”), a publicly traded Delaware limited partnership (NYSE: AHD) and owner of the general partner of APL. Through the Company’s ownership of AHD’s general partner, it manages AHD. AHD’s cash generating assets currently consist solely of its interests in APL. At September 30, 2010, the Company owned approximately 64.3% of the outstanding common units of AHD. At September 30, 2010, AHD owned a 1.9% general partner interest, all of the incentive distribution rights, an approximate 10.8% common limited partner interest, and 15,000 $1,000 par value 12.0% cumulative Class B preferred units in APL; and

•

Lightfoot Capital Partners, LP (“Lightfoot LP”) and Lightfoot Capital Partners GP LLC, (“Lightfoot GP”), the general partner of Lightfoot (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. At September 30, 2010, the Company had an approximate direct and indirect 18% ownership interest in Lightfoot GP. The Company also has direct and indirect ownership interest in Lightfoot LP.

The accompanying consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2009 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts in the prior year’s consolidated financial statements have also been reclassified to conform to the current year presentation, including amounts related to APL’s Elk City system, which have been reclassified to discontinued operations following the sale of that system (see Note 6) and amounts related to inventory, which have been separately identified on consolidated balance sheets. The results of operations for the three and nine month periods ended September 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Non-Controlling Interest

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned at September 30, 2010 except for AHD, which is controlled by the Company, and APL, which is controlled by AHD. The financial statements of AHD include its accounts and the accounts of its subsidiaries, all of which are wholly-owned except for APL. Prior to ATN’s merger with the Company’s wholly-owned subsidiary on September 29, 2009, ATN was a controlled subsidiary of the Company but was not wholly-owned (see Note 3). The non-controlling ownership interests in the net income (loss) of ATN prior to the Merger, AHD and APL are reflected within non-controlling interests on the Company’s consolidated statements of operations. The non-controlling interests in the assets and liabilities of AHD and APL are reflected as a component of shareholders’ equity on the Company’s consolidated balance sheets. All material intercompany transactions have been eliminated.

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2010 and 2009 represent actual results in all material respects (see “- Revenue Recognition” accounting policy for further description).

Inventory

The Company and APL value inventories at the lower of cost or market. The Company’s inventories, which consist of materials, pipes, supplies and other inventories, were principally determined using the average cost method. APL’s crude oil and refined product inventory costs have been determined using the first-in, first-out method (“FIFO”). Under this methodology, the cost of products sold consists of APL’s natural gas liquids line fill and condensate inventories. Such costs are adjusted to reflect increases or decreases in inventory quantities, which are valued based on the changes in the FIFO inventory layers.

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

The Company’s method of calculating its reserves may result in reserve quantities and values which are greater than those which would be calculated by the Partnerships, which the Company sponsors and owns an interest in but does not control. The Company’s reserve quantities include reserves in excess of its proportionate share of reserves in a Partnership which the Company may be unable to recover due to the Partnership legal structure. The Company may have to pay additional consideration in the future as a well or Partnership becomes uneconomic under the terms of the partnership agreement in order to recover these excess reserves and to acquire any additional residual interests in the wells held by other partnership investors. The acquisition of any well interest from the Partnership by the Company is governed under the partnership agreement and in general, must be at fair market value supported by an appraisal of an independent expert selected by the Company. There were no impairments of proved oil and gas properties recorded by the Company for the three and nine months ended September 30, 2010 and 2009.

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved oil and gas properties recorded by the Company for the three and nine months ended September 30, 2010 and 2009.

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

Capitalized Interest

The Company and its subsidiaries capitalize interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average rate used to capitalize interest on combined borrowed funds by the Company in the aggregate was 10.5% and 8.4% for the three months ended September 30, 2010 and 2009, respectively, and 10.1% and 7.0% for the nine months ended September 30, 2010 and 2009, respectively. The aggregate amount of interest capitalized by the Company was $4.5 million and $2.2 million for the three months ended September 30, 2010 and 2009, respectively, and $11.5 million and $7.7 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The following table reflects the components of intangible assets being amortized at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009(1)	Estimated Useful Lives In Years
Gross Carrying Amount:
Customer contracts and relationships	$205,313	$205,313	3 – 15
Partnership management and operating contracts	14,343	14,343	2 – 13

	$219,656	$219,656

Accumulated Amortization:
Customer contracts and relationships	$(73,159)	$(55,832)
Partnership management and operating contracts	(12,002)	(11,470)

	$(85,161)	$(67,302)

Net Carrying Amount:
Customer contracts and relationships	$132,154	$149,481
Partnership management and operating contracts	2,341	2,873

	$134,495	$152,354

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of assets in September 2010 (see Note 6).

Amortization expense on intangible assets was $6.0 million for both the three months ended September 30, 2010 and 2009 and $17.9 million and $18.1 million for the nine months ended September 30, 2010 and 2009, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2010 - $23.8 million; 2011 - $23.8 million; 2012 - $23.3 million; 2013 - $23.3 million; and 2014 - $19.7 million.

Goodwill

At September 30, 2010 and December 31, 2009, the Company had $35.2 million of goodwill recorded in connection with consummated acquisitions. There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2010 and 2009.

The Company and its subsidiaries test their goodwill for impairment at each year end by comparing their reporting unit estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, the Company’s and subsidiaries’ management must apply judgment in determining the estimated fair value of these reporting units. The Company’s and subsidiaries’ management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Company’s and subsidiaries’ market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Company’s and its subsidiaries’, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Company’s and its subsidiaries’ management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Company’s and its subsidiaries’ industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Company’s and its subsidiaries’ industry to determine whether those valuations appear reasonable in management’s judgment. The Company and its subsidiaries will continue to evaluate goodwill at least annually or when impairment indicators arise. There were no goodwill impairments recognized by the Company and its subsidiaries during the three and nine months ended September 30, 2010 and 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of shares – basic	78,405	39,780	78,319	39,460
Add: effect of dilutive incentive awards(1)	2,770	—	2,884	591

Weighted average number of shares – diluted	81,175	39,780	81,203	40,051

(1)	For the three months ended September 30, 2009, approximately 925,000 shares were excluded from the computation of diluted earnings attributable to common shareholders because inclusion of such shares would have been anti-dilutive.

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

Atlas Pipeline. APL’s revenue primarily consists of the fees earned from its gathering and processing operations. Under certain agreements, APL purchases natural gas from producers and moves it into receipt points on its pipeline systems, and then sells the natural gas, or produced natural gas liquids (“NGLs”), if any, off of delivery points on its systems. Under other agreements, APL transports natural gas across its systems, from receipt to delivery point, without taking title to the natural gas. Revenue associated with the physical sale of natural gas is recognized upon physical delivery of the natural gas. In connection with its gathering and processing operations, APL enters into the following types of contractual relationships with its producers and shippers:

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

The Company accrues unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s and APL’s records and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “–Use of Estimates” accounting policy for further description). The Company had unbilled revenues at September 30, 2010 and December 31, 2009 of $69.4 million and $90.8 million, respectively, which were included in accounts receivable within the Company’s consolidated balance sheets.

Comprehensive Income

Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive income” and for the Company includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges and post-retirement plan liabilities (which are presented net of income taxes). The following table sets forth the calculation of the Company’s comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$274,951	$(9,886)	$450,326	$116,983
(Income) loss attributable to non-controlling interests	(258,998)	9,172	(260,622)	(103,686)

Net income (loss) attributable to common shareholders	15,953	(714)	189,704	13,297
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges, net of income tax provision (benefit) of $(23,869) and $(26,351) for the three months ended September 30, 2010 and 2009, respectively, and $(58,076) and $(39,354) for the nine months ended September 30, 2010 and 2009, respectively	45,655	(14,761)	98,902	45,634
Less: reclassification adjustment for realized gains in net income (loss), net of income tax provision of $9,043 and $13,027 for the three months ended September 30, 2010 and 2009, respectively, and $24,970 and $20,722 for the nine months ended September 30, 2010 and 2009, respectively	(9,770)	(14,050)	(15,396)	(30,722)
Changes in non-controlling interest related to items in other comprehensive income (loss)	(12,696)	49,653	(31,711)	14,231
Plus: amortization of additional post-retirement liability, net of income tax provision (benefit) of $26 and $13 for the three months ended September 30, 2010 and 2009, respectively, and $(341) and $39 for the nine months ended September 30, 2010 and 2009, respectively	40	22	(659)	65

Total other comprehensive income	23,229	20,864	51,136	29,208

Comprehensive income attributable to common shareholders	$39,182	$20,150	$240,840	$42,505

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“Update 2010-09”). Update 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting standards. The requirements of Update 2010-09 were effective upon its issuance on February 24, 2010. The Company applied the requirements of Update 2010-09 upon its adoption, and it did not have an impact on its financial position, results of operations or related disclosures.

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

Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“Update 2010-20”). Update 2010-20 provides enhanced disclosure requirements for allowance for credit losses and the credit quality of financing receivables to assist financial statement users in assessing credit risk exposures and evaluating the adequacy of the allowance for credit losses. This amendment requires disclosures on a disaggregated basis that will further facilitate the evaluation of the nature of credit risk inherent in an entity’s financing receivables, how the risks are analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for such changes in the allowance for credit losses. This amendment also requires disclosure of credit quality indicators, past due information, a roll-forward schedule of the allowance for credit losses, and any modifications to financing receivables. The requirements of Update 2010-20 are effective at the end of a reporting entity’s first annual or quarterly reporting period ending after December 15, 2010 (December 31, 2010 for the Company). The Company will apply the requirements of Update 2010-20 upon its adoption on December 31, 2010 and does not expect it to have a material impact on its financial position, results of operations or related disclosures.

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

The following data presents pro forma revenue, net income, net income per share and basic and diluted weighted average shares outstanding for the Company for the three and nine months ended September 30, 2009 as if the Merger discussed above had occurred on January 1, 2009. The Company has prepared these unaudited pro forma financial results for comparative purposes only. The pro forma adjustments reflect an adjustment to income previously allocated to non-controlling interests offset by the related tax impact. These pro forma financial results may not be indicative of the results that would have occurred if the Merger had been completed at the beginning of the period shown below or the results that will be attained in the future (in thousands, except per share data; unaudited):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$323,365	$912,052
Income attributable to common shareholders:
Income from continuing operations	$84	$18,761
Income from discontinued operations	628	5,530

Net income attributable to common shareholders	$712	$24,291

Net income attributable to common shareholders per share – basic:
Income from continuing operations attributable to common shareholders	$—	$0.24
Income from discontinued operations attributable to common shareholders	0.01	0.07

Net income attributable to common shareholders	$0.01	$0.31

Net income attributable to common shareholders per share – diluted:
Income from continuing operations attributable to common shareholders	$—	$0.24
Income from discontinued operations attributable to common shareholders	0.01	0.07

Net income attributable to common shareholders	$0.01	$0.31

Weighted average common shares outstanding:
Basic	78,556	78,236

Diluted	79,482	78,827

NOTE 4 – MARCELLUS SHALE JOINT VENTURE

On April 20, 2010, the Company consummated a joint venture transaction with Reliance Industries Limited, whereby Reliance paid approximately $340.0 million in cash for a 40% undivided interest in approximately 300,000 net acres (120,000 net to Reliance) of core undeveloped Marcellus Shale leasehold acreage. The Company recognized a gain of $289.2 million, net of related transaction costs, within its consolidated statements of operations for the nine months ended September 30, 2010 for the sale of the 40% undivided ownership interest in the leasehold acreage. In addition to the cash paid at closing, the Company will receive an additional $1,357.5 million in the form of a drilling carry. During the carry period, Reliance will fund 75% of the Company’s respective portion of drilling and completion costs of the wells developed on the joint venture leasehold acreage. As a result of this provision, the Company will effectively fund 15% of the capital costs required to drill each well, while Reliance will fund 85%, until the $1,357.5 million is fully utilized. The Company has five and one-half years to utilize the drilling carry, with a two-year extension possible if certain conditions are met. The Company serves as the development operator for the joint venture and acts as the sole leasing agent for the joint venture in the area of mutual interest (“AMI”). Reliance will have the option after one year to operate in certain project areas within the AMI, but outside of the Company’s core operating counties in southwestern Pennsylvania. The Company proportionally consolidated its 60% ownership interest in the operating results of the joint venture in its consolidated statements of operations. The Company also proportionally consolidated its ownership interest in the joint venture’s assets, to the extent contributed, and liabilities in its consolidated balance sheets.

Acquisition of additional Marcellus Shale Acreage. In April 2010, the Company and Reliance agreed, through two separate transactions, to purchase an additional approximate 27,500 undeveloped core Marcellus Shale leasehold acres, which are contained within the joint venture’s AMI, for an average purchase price of approximately $4,900 per acre. One of the transactions was for approximately 16,500 leasehold acres for a total purchase price of $81.5 million, which closed in October 2010. The Company was reimbursed $32.6 million by Reliance for its 40% ownership interest in the acreage purchased in this transaction. The other transaction was for approximately 11,000 leasehold acres, for which the Company agreed to pay a total purchase price of $53.0 million at closing, which is expected to occur prior to December 31, 2010. Pursuant to the joint venture agreement, Reliance is obligated for its 40% portion of the cost of this transaction.

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

Through September 30, 2010, APL utilized $17.0 million of the $25.5 million note receivable from Laurel Mountain to fund a portion of its capitalized expenditures, which was recorded as a non-cash investing activity in the Company’s consolidated statement of cash flows. In addition to contributions from the note receivable, APL funded $1.3 million and $6.9 million related to its share of capital expenditures for the three and nine months ended September 30, 2010, respectively.

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

The following table provides summarized statement of operations data on a 100% basis for Laurel Mountain for the three and nine months ended September 30, 2010 and 2009 and balance sheet data as of September 30, 2010 and December 31, 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009(1)
Statement of Operations data:
Total revenue	$11,533	$9,622	$33,046	$12,690
Net income	2,349	2,386	6,441	3,664

	September 30, 2010	December 31, 2009
Balance Sheet data:
Current assets	$14,815	$12,193
Long-term assets	286,639	248,730
Current liabilities	16,656	19,724
Long-term liabilities	1,310	9,555
Net equity	283,488	231,644

(1)	Represents the period from May 31, 2009, the date of initial formation, through September 30, 2009.

NOTE 6 – DISCONTINUED OPERATIONS

On September 16, 2010, APL completed the sale of its Elk City natural gas gathering and processing system to Enbridge Energy Partners, LP (NYSE: EEP) for $682.0 million in cash, excluding any working capital or other adjustments. APL used the net proceeds from the transaction to terminate its term loan and reduce borrowings under its revolving credit facility (see Note 10). The Company accounted for the sale of the Elk City system assets as discontinued operations within its consolidated financial statements and recorded a gain of $298.9 million (net of income tax provision of $12.6 million) on the sale within income (loss) from discontinued operations on its consolidated statement of operations for the three and nine months ended September 30, 2010.

On May 4, 2009, APL completed the sale of its NOARK gas gathering and interstate pipeline system to Spectra Energy Partners OLP, LP (NYSE:SEP) (“Spectra”) for net proceeds of $292.0 million in cash, net of working capital adjustments. APL received an additional $2.5 million in cash in July 2009 upon the delivery of audited financial statements for the NOARK system assets to Spectra. APL used the net proceeds from the transaction to reduce borrowings under its senior secured term loan and revolving credit facility (see Note 10). The Company accounted for the sale of the NOARK system assets as discontinued operations within its consolidated financial statements and recorded a gain of $48.9 million (net of income taxes of $2.2 million) within income (loss) from discontinued operations on its consolidated statement of operations for the nine months ended September 30, 2009.

The following table summarizes the components included within income (loss) from discontinued operations on the Company’s consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$29,912	$46,257	$129,928	$151,232
Total costs and expenses	(35,477)	(37,042)	(120,736)	(121,070)

Income (loss) before income tax provision (benefit)	(5,565)	9,215	9,192	30,162
Income tax provision (benefit)	(224)	402	371	1,315

Income (loss) from discontinued operations	$(5,341)	$8,813	$8,821	$28,847

The following table summarizes the components included within discontinued operations on the Company’s consolidated balance sheet at December 31, 2009 (in thousands):

December 31, 2009
Accounts receivable	$20,702
Prepaid expenses and other	2,044

Total current assets of discontinued operations	22,746
Property, plant and equipment, net	356,680
Intangible assets, net	18,610
Other assets, net	3,740

Total long-term assets of discontinued operations	379,030

$401,776

Accounts payable	$3,372
Accrued liabilities	1,028
Accrued producer liabilities	8,781

Total current liabilities of discontinued operations	$13,181

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment (in thousands):

	September 30, 2010	December 31, 2009(1)	Estimated Useful Lives in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$1,319,250	$1,243,932
Pre-development costs	7,619	6,270
Wells and related equipment	1,120,135	1,017,370

Total proved properties	2,447,004	2,267,572
Unproved properties	68,879	41,816
Support equipment	11,372	8,930

Total natural gas and oil properties	2,527,255	2,318,318
Pipelines, processing and compression facilities	1,361,076	1,308,526	2 – 40
Rights of way	156,422	152,965	20 – 40
Land, buildings and improvements	25,800	25,581	3 – 40
Other	23,326	20,025	3 – 10

	4,093,879	3,825,415
Less – accumulated depreciation, depletion and amortization	(749,712)	(626,293)

	$3,344,167	$3,199,122

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of assets in September 2010 (see Note 6).

NOTE 8 – OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009(1)
Deferred finance and organization costs, net of accumulated amortization of $48,238 and $35,470 at September 30, 2010 and December 31, 2009, respectively	$37,944	$47,147
Investment in Lightfoot	17,041	11,528
Other investments	7,804	6,340
Security deposits	2,674	3,237
Long-term derivative receivable from Partnerships	5,481	2,841

	$70,944	$71,093

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of assets in September 2010 (see Note 6).

Deferred finance costs are recorded at cost and amortized over the term of the respective debt agreements (see Note 10). In September 2010, APL recorded $4.3 million of accelerated amortization of deferred financing costs associated with the retirement of its term loan with the proceeds from the sale of its Elk City system (see Note 6). In May 2009, APL recorded $2.3 million of accelerated amortization of deferred financing costs associated with the retirement of a portion of its term loan with the proceeds from the sale of its NOARK system (see Note 6).

Investments at September 30, 2010 included a $17.0 million net investment balance in Lightfoot. The Company owns, directly and indirectly, approximately 13% of Lightfoot LP. In addition, the Company owns, directly and indirectly, approximately 18% of Lightfoot GP, the general partner of Lightfoot LP, an entity for which Jonathan Cohen, Vice Chairman of the Company’s Board of Directors, is the Chairman of the Board. The Company has certain co-investment rights until such point as Lightfoot LP raises additional capital through a private offering to institutional investors or a public offering. Lightfoot LP has initial equity funding commitments of approximately $160.0 million and focuses its investments primarily on incubating new master limited partnerships and providing capital to existing MLPs in need of additional equity or structured debt. The Company accounts for its investment in Lightfoot under the equity method of accounting. The Company recorded losses associated with its equity ownership interest in Lightfoot of $0.1 million for both the three months ended September 30, 2010 and 2009, and $0.3 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively within other income, net on its consolidated statement of operations. During the nine months ended September 30, 2010, the Company contributed capital of $6.3 million to Lightfoot in order to maintain its aggregate ownership interest.

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

The estimated liability is based on the Company’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit- adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. The Company has no assets legally restricted for purposes of settling asset retirement obligations. Except for its oil and gas properties, the Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

A reconciliation of the Company’s liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Asset retirement obligations, beginning of period	$53,455	$50,142	$51,813	$48,136
Liabilities incurred	179	125	340	721
Liabilities settled	(222)	(113)	(313)	(198)
Accretion expense	788	753	2,360	2,248

Asset retirement obligations, end of period	$54,200	$50,907	$54,200	$50,907

The above accretion expense was included in depreciation, depletion and amortization in the Company’s consolidated statements of operations and the asset retirement obligation liabilities were included within other long-term liabilities in the Company’s consolidated balance sheets.

NOTE 10 – DEBT

At September 30, 2010, the Company’s debt consists entirely of instruments entered into by ATN and APL. The Company has not guaranteed any of its subsidiaries’ debt obligations, with the exception of the AHD credit facility, which terminated on April 13, 2010. Total debt consists of the following at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
ATN revolving credit facility	$76,000	$184,000
ATN 10.75 % senior notes – due 2018	405,372	405,922
ATN 12.125 % senior notes – due 2017	196,821	196,468
AHD credit facility	—	8,000
APL revolving credit facility	12,000	326,000
APL term loan	—	433,505
APL 8.125 % senior notes – due 2015	272,039	271,627
APL 8.75 % senior notes – due 2018	223,050	223,050
APL capital leases	793	—

Total debt	1,186,075	2,048,572
Less current maturities	(206)	(8,000)

Total long-term debt	$1,185,869	$2,040,572

ATN Revolving Credit Facility

At September 30, 2010, ATN had a credit facility with a syndicate of banks with a borrowing base of $550.0 million that matures in June 2012. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes issued by ATN. Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.6 million was outstanding at September 30, 2010, which was not reflected as borrowings on the Company’s consolidated balance sheets. The facility is secured by substantially all of ATN’s assets and is guaranteed by each of its subsidiaries. At September 30, 2010 and December 31, 2009, the weighted average interest rate on outstanding borrowings was 3.0% and 2.9%, respectively. The base rate for any day equals the higher of the federal funds rate plus 0.50%, the J.P. Morgan prime rate or the adjusted LIBOR for a month interest period plus 1.0%. Adjusted LIBOR is LIBOR divided by 1.00 less the percentage prescribed by the Federal Reserve Board for determining the reserve requirement for Eurocurrency liabilities. The facility also allows ATN to distribute to the Company (a) amounts equal to the Company’s income tax liability attributable to ATN’s net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that it distributes less than that amount in any year, it may carry over up to $20.0 million for use in the next year.

The events which constitute an event of default for ATN’s credit facility are customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against ATN in excess of a specified amount and a change of control. In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. ATN was in compliance with these covenants as of September 30, 2010. The credit facility also requires ATN to maintain a ratio of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0, and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of less than or equal to 3.5 to 1.0. Based on the definitions contained in ATN’s credit facility, its ratio of current assets to current liabilities was 2.5 to 1.0 and its ratio of total debt to EBITDA was 2.5 to 1.0 at September 30, 2010.

ATN Senior Notes

At September 30, 2010, ATN had $400.0 million principal amount outstanding of 10.75% senior unsecured notes (“ATN 10.75% Senior Notes”) due on February 1, 2018 and $200.0 million principal amount outstanding of 12.125% senior unsecured notes due August 1, 2017 (“ATN 12.125% Senior Notes”; collectively, the “ATN Senior Notes”). Interest on the ATN Senior Notes in the aggregate is payable semi-annually in arrears on February 1 and August 1 of each year. The ATN 10.75% Senior Notes, which are shown inclusive of unamortized premium of $5.4 million, are redeemable at any time on or after February 1, 2013, and the ATN 12.125% Senior Notes, which are shown net of unamortized discount of $3.2 million, are redeemable at any time on or after August 1, 2013, at specified redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, before February 1, 2011 for the ATN 10.75% Notes and before August 1, 2012 for the ATN 12.125% Senior Notes, ATN may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of equity offerings at a stated redemption price. The ATN Senior Notes are also subject to repurchase by ATN at a price equal to 101% of the principal amount of the ATN 10.75% Senior Notes and ATN 12.125% Senior Notes, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if ATN does not reinvest the net proceeds within 360 days. The ATN Senior Notes are junior in right of payment to ATN’s secured debt, including its obligations under its credit facility. The indentures governing the ATN Senior Notes contain covenants, including limitations of ATN’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. ATN was in compliance with these covenants as of September 30, 2010.

AHD Credit Facility

In June 2009, AHD entered into an amendment to its credit facility agreement which, among other changes, required AHD to immediately repay $30.0 million of a then-outstanding $46.0 million in borrowings under the credit facility and to repay the remaining $16.0 million in $4.0 million installments on each of July 13, 2009, October 13, 2009 and January 13, 2010, with the balance of the indebtedness being due on the original maturity date of the credit facility of April 13, 2010 (the “Termination Date”). In April, 2010, AHD repaid the remaining $4.0 million outstanding under its credit facility, and the credit facility no longer exists at September 30, 2010.

AHD’s $30.0 million repayment in June 2009 was funded from the proceeds of (i) a subordinate loan from the Company in the amount of $15.0 million (originated on June 1, 2009) and (ii) the purchase by APL of $15.0 million of preferred equity in a newly-formed subsidiary of AHD. Under the subordinate loan, interest accrued quarterly on the outstanding principal amount at the rate of 12% per annum, but before the maturity date, interest was payable entirely by increasing the principal amount of the note. The maturity date was the day following the Termination Date. The material terms of the preferred units purchased by APL in a newly-formed subsidiary of AHD are as follows: distributions are payable quarterly at the rate of 12% per annum, but before the Termination Date, distributions were paid by increasing APL’s investment in the preferred units; effective upon the Termination Date, all preferred distributions are paid in cash to APL; and AHD has the option, after the Termination Date, of redeeming all of the preferred units APL owns for an amount equal to the preferred unit capital.

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

In July 2010, AHD entered into an amended and consolidated note with the Company, which consolidated in one instrument the debt owed by AHD to the Company under the subordinate note and the guarantee note and the Company’s advance of $16 million under its guarantee of AHD’s credit facility. The amended and consolidated note is eliminated upon consolidation between the Company and AHD. The interest rate on the note is 12% per annum which, prior to demand by the Company for cash payment, will be payable by accruing such interest and adding the amount to the principal amount of the note on a quarterly basis; and the note is payable on demand. During the three and nine months ended September 30, 2010, the Company accrued $1.0 million in interest expense, which was added to the principal amount of the note. At September 30, 2010, the principal of the note was $34.4 million.

APL Term Loan and Credit Facility

At September 30, 2010, APL had a $380.0 million revolving senior secured credit facility with a syndicate of banks, which matures in July 2013. In September 2010, APL repaid in full its $425.8 million term loan, which was scheduled to mature in July 2014, with proceeds from the sale of its Elk City system (see Note 6). Borrowings under APL’s credit facility bear interest, at APL’s option, at either (i) adjusted LIBOR, subject to a floor of 2.0% per annum, plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). The weighted average interest rate on APL’s revolving credit facility borrowings at September 30, 2010 was 6.9%. Up to $50.0 million of the credit facility may be utilized for letters of credit, of which $5.1 million was outstanding at September 30, 2010. These outstanding letter of credit amounts were not reflected as borrowings on the Company’s consolidated balance sheet at September 30, 2010. At September 30, 2010, APL had $362.9 million of remaining committed capacity under its credit facility, subject to covenant limitations.

Borrowings under APL’s credit facility are secured by a lien on and security interest in all of APL’s property and that of its subsidiaries, except for the assets owned by Chaney Dell and Midkiff/Benedum joint ventures and the Laurel Mountain joint venture, and by the guarantee of each of APL’s consolidated subsidiaries other than the joint venture companies. The credit facility contains customary covenants, including restrictions on APL’s ability to incur additional indebtedness; make certain acquisitions, loans or investments; make distribution payments to its unitholders if an event of default exists; or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. In addition, the credit facility (a) allows APL to pay cash distributions commencing with the three months ended March 31, 2010 if its senior secured leverage ratio is less than or equal to 2.75x and it has minimum liquidity (as defined in the credit agreement) of at least $50.0 million, (b) limits APL’s annual capital expenditures to $70.0 million commencing January 1, 2010 and (c) permits APL to retain up to $50.0 million of net cash proceeds from dispositions completed in any fiscal year subject to certain limitations (as defined within the credit agreement). APL is also unable to borrow under its credit facility to pay distributions of available cash to unitholders because such borrowings would not constitute “working capital borrowings” pursuant to its partnership agreement. APL was in compliance with these covenants as of September 30, 2010.

The events which constitute an event of default for the credit facility are also customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against APL in excess of a specified amount and a change of control of APL’s general partner.

On September 1, 2010, APL entered into an amendment to its credit facility agreement, which:

•

increased the annual capital contributions APL is permitted to invest in Laurel Mountain from $10.0 million to $60.0 million (if less than $60.0 million is contributed in a calendar year, then the balance may be carried into the following year);

•

revised the definition of “Consolidated EBITDA” (a) to provide for the add-back of charges relating to premiums associated with hedging agreements in an amount up to 15% of Consolidated EBITDA and (b) to exclude the net gains or losses attributable to a disposition of assets other than in the ordinary course of business; and

•

effective upon the closing of APL’s sale of the Elk City system (see Note 6), adjusted the maximum ratio of funded debt (as defined in the credit facility) to Consolidated EBIDTA (as defined in the credit facility) to 4.75 to 1.0 from 7.0 to 1.0, the maximum ratio of senior secured funded debt (as defined in the credit facility) to Consolidated EBITDA (as defined in the credit facility) to 2.75 to 1.0 from 4.25 to 1.0, and the minimum ratio of Consolidated EBITDA to consolidated interest expense (as defined in the credit facility) to 2.50 to 1.0 from 1.9 to 1.0.

At September 30, 2010, APL’s leverage ratio was 3.2 to 1.0, its senior secured leverage ratio was 0.1 to 1.0, and its interest coverage ratio was 3.2 to 1.0.

APL Senior Notes

At September 30, 2010, APL had $223.1 million principal amount outstanding of 8.75% senior unsecured notes due on June 15, 2018 (“APL 8.75% Senior Notes”) and $275.5 million principal amount outstanding of 8.125% senior unsecured notes due on December 15, 2015 (“APL 8.125% Senior Notes”; collectively, the “APL Senior Notes”). The APL 8.125% Senior Notes are presented combined with a net $3.4 million of unamortized discount as of September 30, 2010. Interest on the APL Senior Notes in the aggregate is payable semi-annually in arrears on June 15 and December 15. The APL 8.75% Senior Notes are redeemable at any time after June 15, 2013, and the APL 8.125% Senior Notes are redeemable at any time after December 15, 2010 at certain redemption prices, together with accrued and unpaid interest to the date of redemption. Prior to June 15, 2011, APL may redeem up to 35% of the aggregate principal amount of the APL 8.75% Senior Notes with the proceeds of certain equity offerings at a stated redemption price. The APL Senior Notes in the aggregate are also subject to repurchase by APL at a price equal to 101% of their principal amount, plus accrued and unpaid interest, upon a change of control or upon certain asset sales if APL does not reinvest the net proceeds within 360 days. The APL Senior Notes are junior in right of payment to APL’s secured debt, including APL’s obligations under its credit facility.

Indentures governing the APL Senior Notes in the aggregate contain covenants, including limitations of APL’s ability to: incur certain liens; engage in sale/leaseback transactions; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of its assets. APL was in compliance with these covenants as of September 30, 2010.

Cash payments for interest related to debt made by the Company and its subsidiaries were $141.5 million and $114.8 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 11 – DERIVATIVE INSTRUMENTS

The Company and its subsidiaries use a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity price and interest rate risk management activities. The Company and its subsidiaries enter into financial instruments to hedge forecasted natural gas, NGL, crude oil and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Its subsidiaries also enter into financial swap instruments to hedge certain portions of its floating interest rate debt against the variability in market interest rates. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs, crude oil and condensate is sold or interest payments on the underlying debt instrument are due. Under swap agreements, the Company and its subsidiaries receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to purchase or sell natural gas, NGLs, crude oil and condensate at a fixed price for the relevant contract period.

The Company and its subsidiaries formally document all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity and interest derivative contracts to the forecasted transactions. The Company and its subsidiaries assess, both at the inception of the derivative and on an ongoing basis, whether the derivative is effective in offsetting changes in the forecasted cash flow of the hedged item. If it is determined that a derivative is not effective as a hedge or that it has ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the Company and its subsidiaries will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which is determined by the Company and its subsidiaries through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Company’s consolidated statements of operations. For derivatives qualifying as hedges, the Company and its subsidiaries recognize the effective portion of changes in fair value in shareholders’ equity as accumulated other comprehensive income and reclassify the portion relating to commodity derivatives to gas and oil production revenues for the Company’s derivatives and gathering and processing revenues for APL derivatives, and the portion relating to interest rate derivatives to interest expense within the Company’s consolidated statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Company and its subsidiaries recognize changes in fair value within gain (loss) on mark-to-market derivatives in its consolidated statements of operations as they occur.

Derivatives are recorded on the Company’s consolidated balance sheet as assets or liabilities at fair value. The Company reflected net derivative assets on its consolidated balance sheets of $181.2 million and $69.4 million at September 30, 2010 and December 31, 2009, respectively. Of the $110.3 million of net gain in accumulated other comprehensive income within shareholders’ equity on the Company’s consolidated balance sheet related to commodity and interest rate derivatives at September 30, 2010, if the fair values of the instruments remain at current market values, the Company will reclassify $46.3 million of gains to the Company’s consolidated statements of operations over the next twelve month period as these contracts expire, consisting of $47.6 million of gains to gas and oil production revenues, $0.5 million of losses to gathering and processing revenues and $0.8 million of losses to interest expense. Aggregate gains of $64.0 million will be reclassified to the Company’s consolidated statements of operations in later periods as these remaining contracts expire, consisting of $64.4 million of gains to gas and oil production revenues and $0.4 million of losses to gathering and processing revenues. Actual amounts that will be reclassified will vary as a result of future price changes.

The following table summarizes the fair value of the Company’s derivative instruments as of September 30, 2010 and December 31, 2009, as well as the gain or loss recognized in the consolidated statements of operations for effective derivative instruments for the three and nine months ended September 30, 2010 and 2009:

Fair Value of Derivative Instruments:

Derivatives in Cash Flow Hedging Relationships	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2010	December 31, 2009	Balance Sheet Location	September 30, 2010	December 31, 2009
		(in thousands)			(in thousands)
Commodity contracts:	Current assets	$103,598	$73,066	Current liabilities	$(690)	$(901)
	Long-term assets	108,766	58,930	Long-term liabilities	(25,378)	(14,091)

		212,364	131,996		(26,068)	(14,992)

Interest rate contracts:	Current assets	—	—	Current liabilities	(1,379)	(3,751)
	Long-term assets	—	—	Long-term liabilities	—	(224)

		—	—		(1,379)	(3,975)

Total derivatives		$212,364	$131,996		$(27,447)	$(18,967)

Effects of Derivative Instruments on Consolidated Statements of Operations:

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) for the Three Months Ended September 30,		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) for the Three Months Ended September 30,
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Commodity contracts	$60,277	$5,983	Gas and oil production	$24,749	$35,134
Interest rate contracts	(12)	(966)	Interest expense	(1,073)	(1,083)

	$60,265	$5,017		$23,676	$34,051

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) for the Nine Months Ended September 30,		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) for the Nine Months Ended September 30,
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Commodity contracts	$148,248	$70,269	Gas and oil production	$69,948	$82,216
Interest rate contracts	(550)	(1,971)	Interest expense	(3,238)	(3,115)

	$147,698	$68,298		$66,710	$79,101

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

In January 2010, the Company received approximately $20.1 million in net proceeds from the early settlement of natural gas derivative positions for production periods from 2011 through 2013. In August 2010, the Company received approximately $21.5 million in net proceeds from the early settlement of natural gas derivative positions for production periods from 2013 to 2014. In May 2009, the Company received approximately $28.5 million in net proceeds from the early termination of natural gas and oil derivative positions for production periods from 2011 through 2013. In conjunction with the early terminations of these derivatives, the Company entered into new derivative positions at prevailing prices at the time of the transactions. The net proceeds from the early terminations of these derivatives were used to reduce indebtedness under ATN’s revolving credit facility (see Note 10). The gain realized upon the early terminations of these derivative positions will continue to be reported in accumulated other comprehensive income and will be reclassified to the Company’s consolidated statements of operations in the same periods in which the hedged production revenues would have been recognized in earnings.

The Company recognized gains of $24.7 million and $35.1 million for the three months ended September 30, 2010 and 2009, respectively, and $69.9 million and $82.2 million for the nine months ended September 30, 2010 and 2009, respectively, on settled contracts covering natural gas and oil production. These gains are included within gas and oil production revenue in the Company’s consolidated statements of operations. As the underlying prices and terms in the Company’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2010 and 2009 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

At September 30, 2010, ATN had interest rate derivative contracts with an aggregate notional principal amount of $150.0 million through January 2011. Under the terms of the contracts, ATN will pay a three-year fixed swap interest rate of 3.1%, plus the applicable margin as defined under the terms of its revolving credit facility, and will receive LIBOR, plus the applicable margin, on the notional principal amounts. In April 2010, ATN repaid a portion of its outstanding balance under the revolving credit facility, which had a balance of $76.0 million at September 30, 2010. Prior to the repayment of a portion of the outstanding balance under the revolving credit facility, the interest rate derivative contracts were designated as cash flow hedges. As a result of this reduction in the outstanding balance under the credit facility to an amount below the notional amount of the interest rate derivative contract and the uncertainty of whether the forecasted transaction will occur, ATN discontinued hedge accounting for these derivatives. In accordance with prevailing accounting literature, the portion of any gain or loss in other comprehensive income related to forecasted hedge transactions that are no longer expected to occur are to be removed from other comprehensive income and recognized within the Company’s statements of operations. As a result, the Company recognized a loss of $0.2 million within gain (loss) on mark-to-market derivatives on its consolidated statements of operations for the three months ended September 30, 2010 and a loss of $0.1 million for the nine months ended September 30, 2010 for the change in fair value following the discontinuation of hedge accounting.

At September 30, 2010, the Company had the following interest rate and commodity derivatives:

Interest Fixed Rate Swap

Term	Notional Amount	Option Type	Contract Period Ended December 31,	Fair Value Liability
				(in thousands)
January 2008 – January 2011	$150,000,000	Pay 3.1% - Receive LIBOR	2010	$(1,012)
			2011	(367)

				$(1,379)

Natural Gas Fixed Price Swaps

Production Period Ending December 31,		Volumes	Average Fixed Price	Fair Value Asset
		(mmbtu)(1)	(per mmbtu) (1)	(in thousands) (2)
2010		10,070,000	$7.387	$34,670
2011		26,480,000	$6.591	56,805
2012		20,852,300	$6.797	35,663
2013		13,211,500	$5.915	8,047
2014		6,960,000	$5.714	1,953

				$137,138

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(mmbtu)(1)	(per mmbtu) (1)	(in thousands) (2)
2010	Puts purchased	1,290,000	$6.605	$3,480
2010	Calls sold	1,290,000	$7.805	(1)
2011	Puts purchased	13,380,000	$6.147	24,551
2011	Calls sold	13,380,000	$7.236	(658)
2012	Puts purchased	12,240,000	$6.052	18,731
2012	Calls sold	12,240,000	$7.160	(4,063)
2013	Puts purchased	14,880,000	$5.311	18,005
2013	Calls sold	14,880,000	$6.522	(11,943)
2014	Puts purchased	6,840,000	$5.337	9,268
2014	Calls sold	6,840,000	$6.461	(7,409)

				$49,961

Crude Oil Fixed Price Swaps

Production Period Ending December 31,		Volumes	Average Fixed Price	Fair Value Asset/(Liability)
		(Bbl) (1)	(per Bbl) (1)	(in thousands) (3)
2010		12,600	$97.060	$230
2011		42,600	$77.460	(299)
2012		33,500	$76.855	(343)
2013		10,000	$77.360	(104)

				$(516)

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/(Liability)
		(Bbl) (1)	(per Bbl) (1)	(in thousands) (3)
2010	Puts purchased	8,000	$85.000	$54
2010	Calls sold	8,000	$112.219	—
2011	Puts purchased	27,000	$67.223	82
2011	Calls sold	27,000	$89.436	(221)
2012	Puts purchased	21,500	$65.506	102
2012	Calls sold	21,500	$91.448	(258)
2013	Puts purchased	6,000	$65.358	37
2013	Calls sold	6,000	$93.442	(83)

				$(287)

			Total Company net asset	$184,917

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

The Company’s commodity price risk management includes estimated future natural gas and crude oil production of the Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Partnerships based on their share of estimated gas and oil production related to the derivatives not yet settled. At September 30, 2010 and December 31, 2009, net unrealized derivative assets of $74.2 million and $41.7 million, respectively, are payable to the limited partners in the Partnerships and are included in the consolidated balance sheets as follows (in thousands):

	September 30, 2010	December 31, 2009
Current portion of derivative receivable from Partnerships	$56	$270
Long-term derivative receivable from Partnerships	5,481	2,841
Current portion of derivative payable to Partnerships	(36,637)	(22,382)
Long-term portion of derivative payable to Partnerships	(43,055)	(22,380)

	$(74,155)	$(41,651)

Atlas Pipeline Holdings and Atlas Pipeline Partners

In July 2008, APL discontinued hedge accounting for its existing commodity derivatives which were qualified as hedges under prevailing accounting literature. As such, subsequent changes in fair value of these derivatives are recognized immediately within gain (loss) on mark-to-market derivatives in the Company’s consolidated statements of operations. The fair value of these commodity derivative instruments at June 30, 2008, which was recognized in accumulated other comprehensive loss within shareholders’ equity on the Company’s consolidated balance sheet, will be reclassified to the Company’s consolidated statements of operations in the future at the time the originally hedged physical transactions affect earnings. In accordance with prevailing accounting literature, the portion of any gain or loss in other comprehensive income related to forecasted hedge transactions that are no longer expected to occur is to be removed from other comprehensive income and recognized within the statements of operations. Accordingly, in September 2010, the Company recognized a loss of $10.6 million within discontinued operations on the Company’s statements of operations related to Elk City’s forecasted hedge transactions (see Note 6).

The following table summarizes the APL’s and AHD’s gross fair values of derivative instruments for the period indicated (in thousands):

Contract Type	Balance Sheet Location	September 30, 2010	December 31, 2009

Asset Derivatives
Commodity contracts	Current portion of derivative asset	$5,460	$1,591
Commodity contracts	Long-term derivative asset	—	361
Commodity contracts	Current portion of derivative liability	1,303	6,562
Commodity contracts	Long-term derivative liability	1,403	3,435

		8,166	11,949

Liability Derivatives
Interest rate contracts	Current portion of derivative liability	—	(2,533)
Interest rate contracts	Current portion of derivative asset	—	(593)
Commodity contracts	Current portion of derivative asset	(1,849)	—
Commodity contracts	Long-term derivative asset	—	—
Commodity contracts	Current portion of derivative liability	(2,814)	(37,862)
Commodity contracts	Long-term derivative liability	(7,173)	(14,561)

		(11,836)	(55,549)

Total derivatives		$(3,670)	$(43,600)

As of September 30, 2010, APL had the following commodity derivatives, which do not qualify for hedge accounting:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(2)	Average Fixed Price	Fair Value(1) Asset/(Liability) (in thousands)

Natural Gas
2010	Sold	Natural Gas Basis	1,140,000	(0.700)	$(508)
2010	Purchased	Natural Gas Basis	1,140,000	(0.705)	514
2011	Sold	Natural Gas Basis	1,920,000	(0.728)	(828)
2011	Purchased	Natural Gas Basis	1,920,000	(0.758)	886
2012	Sold	Natural Gas Basis	720,000	(0.685)	(276)
2012	Purchased	Natural Gas Basis	720,000	(0.685)	276

Natural Gas Liquids
2010	Sold	Propane	8,820,000	1.115	(823)
2010	Sold	Normal Butane	1,890,000	1.550	95
2010	Sold	Natural Gasoline	1,512,000	1.925	114
2010	Sold	Propane	2,016,000	1.150	(73)
Crude Oil
2011	Sold	Crude Oil	78,000	92.870	710

Total Fixed Price Swaps					$87

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(2)	Average Strike Price	Fair Value(1) Asset/(Liability) (in thousands)

Natural Gas
2010	Purchased(3)	Call	Natural Gas	2,100,000	$6.500	$(674)

Crude Oil
2010	Purchased	Put	Crude Oil	150,000	74.400	224
2010	Sold	Call	Crude Oil	273,000	100.051	(38)
2010	Purchased(4)	Call	Crude Oil	87,000	120.000	1
2011	Purchased	Put	Crude Oil	420,000	89.000	4,316
2011	Sold	Call	Crude Oil	678,000	94.681	(3,666)
2011	Purchased(4)	Call	Crude Oil	252,000	120.000	311
2012	Sold	Call	Crude Oil	498,000	95.835	(4,950)
2012	Purchased(4)	Call	Crude Oil	180,000	120.00	719

Total Options						$(3,757)

					Total APL asset	$(3,670)

(1)	See Note 12 for discussion on fair value methodology.
(2)	Volumes for natural gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for crude oil are stated in barrels.
(3)	Liabilities for purchased options are due to deferred premium payments, which will be paid at the time the options are settled.
(4)

Calls purchased for 2010 through 2012 represent offsetting positions for calls sold. These offsetting positions were entered into to limit the loss which could be incurred if crude oil prices continued to rise.

APL made net payments related to the early termination of derivative contracts of $25.3 million and $5.0 million during the nine months ended September 30, 2010 and 2009, respectively. There were no net payments made during the three months ended September 30, 2010 and 2009. The terminated derivative contracts were due to expire during periods through December 31, 2012. During the three and nine months ended September 30, 2010 and 2009, the Company recognized the following derivative activity related to APL’s early termination of these derivative instruments within its consolidated statements of operations (in thousands):

Early termination of derivative contracts:	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash paid for early termination	$—	$—	$(25,315)	$(5,000)
Plus: Equity applied to prior period early termination	—	—	(8,421)	—

	—	—	(33,736)	(5,000)

Net cash derivative expense included within discontinued operations
Net cash derivative expense included within gathering and processing revenue(2)	—	—	12,198	—
Net cash derivative expense included within gain (loss) on mark-to-market derivatives(2)	—	—	(34,599)	(2,260)
Net cash derivative expense included within discontinued operations(2)	—	—	(11,335)	(2,740)
Recognition of deferred hedge loss from prior periods included within gathering and processing revenue(3)	(2,519)	(13,565)	(23,216)	(33,629)
Recognition of deferred hedge gain from prior periods included within gain (loss) on mark-to-market derivative(3)	2,911	11,262	32,150	24,148
Recognition of deferred hedge gain from prior periods included within discontinued operations(3)	(1,325)	(2,185)	4,137	(9,854)

Total realized loss at early termination(2)	$(933)	$(4,488)	$(20,665)	$(24,335)

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

The following tables summarize the gross effect of APL’s derivative instruments on the Company’s consolidated statement of operations for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
Gain (Loss) Recognized in Accumulated OCI Contract Type
Interest rate contracts(2)	$—	$30	$—	$(2,411)

	$—	$30	$—	$(2,411)

Gain (Loss) Reclassified from Accumulated OCI into Income

Contract Type	Location
Interest rate contracts(2)	Interest expense	$—	$(3,419)	$(2,242)	$(9,599)
Commodity contracts(2)	Gathering and processing revenue	(2,411)	(7,409)	(13,159)	(23,987)
Commodity contracts(2)	Discontinued operations	(11,711)	(2,885)	(20,154)	(13,171)

		$(14,122)	$(13,713)	$(35,555)	$(46,757)

Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Contract Type	Location
Interest rate contracts(2)	Gain on mark-to market derivatives	$—	$(951)	$(6)	$(1,147)
Commodity contracts	Gain on mark-to market derivatives	(6,802)	1,314	3,139	(23,110)
Commodity contracts	Discontinued operations	(1,555)	1,051	665	6,686

		$(8,357)	$1,414	$3,798	$(17,571)

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of its Elk City systems (see Note 6).
(2)	Hedges previously designated as cash flow hedges

The fair value of the derivatives included in the Company’s consolidated balance sheets was as follows (in thousands):

	September 30, 2010	December 31, 2009
Current portion of derivative asset	$107,209	$74,064
Long-term derivative asset	108,766	59,291
Current portion of derivative liability	(3,581)	(38,485)
Long-term derivative liability	(31,148)	(25,441)

Total Company net asset	$181,246	$69,429

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

Information for assets and liabilities measured at fair value at September 30, 2010 and December 31, 2009 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2010
SERP liability	$—	$(6,450)	$—	$(6,450)
SERP asset funded in rabbi trust	3,998	—	—	3,998
Company commodity-based derivatives	—	186,296	—	186,296
APL commodity-based derivatives	—	(2,983)	(687)	(3,670)
Interest rate derivatives	—	(1,379)	—	(1,379)

Total	$3,998	$175,484	$(687)	$178,795

December 31, 2009
SERP liability	$—	$(3,968)	$—	$(3,968)
SERP asset funded in rabbi trust	3,778	—	—	3,778
Company commodity-based derivatives	—	117,003	—	117,003
APL commodity-based derivatives	—	(41,742)	1,268	(40,474)
Interest rate derivatives	—	(7,100)	—	(7,100)

Total	$3,778	$64,193	$1,268	$69,239

APL’s Level 3 fair value amount relates to its derivative contracts on NGL fixed price swaps and crude oil options. The following table provides a summary of changes in fair value of APL’s Level 3 derivative instruments as of September 30, 2010 (in thousands):

	NGL Fixed Price Swaps		NGL Put Options		Total
	Volume(1)	Amount	Volume(1)	Amount	Amount
Balance – January 1, 2010	—	$—	43,470	$1,268	$1,268
New contracts	23,058	—	8,820	—	—
Cash settlements(2)(3)	(8,820)	(272)	(52,290)	7,246	6,974
Net change in unrealized loss(2)	—	(415)	—	(2,005)	(2,420)
Option premium recognition(3)	—	—	—	(6,509)	(6,509)

Balance – September 30, 2010	14,238	$(687)	—	$—	$(687)

(1)	Volumes are stated in gallons.
(2)	Included within gain (loss) on mark-to-market derivatives on the Company’s consolidated statements of operations.
(3)	Includes option premium cost reclassified from unrealized gain (loss) to realized gain (loss) at time of option expiration.

Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Company could realize upon the sale or refinancing of such financial instruments.

The Company’s other current assets and liabilities on its consolidated balance sheets are financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature. The estimated fair values of the Company’s debt at September 30, 2010 and December 31, 2009, which consists principally of APL’s term loan (which was repaid in September 2010), ATN and APL’s Senior Notes and borrowings under the ATN’s, AHD’s and APL’s credit facilities (AHD’s credit facility terminated in April 2010), were $1,224.9 million and $2,055.2 million, respectively, compared with the carrying amounts of $1,186.1 million and $2,048.6 million, respectively. The Senior Notes were valued based upon recent trading activity. The carrying value of outstanding borrowings under the credit facilities, which bear interest at a variable interest rate, approximates their estimated fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit-adjusted risk-free rate of the Company; and estimated inflation rates (see Note 9). Information for assets that are measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,
	2010		2009
	Level 3	Total	Level 3	Total
Asset retirement obligations	$179	$179	$125	$125

Total	$179	$179	$125	$125

	Nine Months Ended September 30,
	2010		2009
	Level 3	Total	Level 3	Total
Asset retirement obligations	$340	$340	$721	$721

Total	$340	$340	$721	$721

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

Relationship with Resource America, Inc. The Company has a transition services agreement with Resource America, Inc. (“RAI”), its former parent that is still in effect at September 30, 2010. The transition services agreement governs the provision of support services by the Company to RAI and by RAI to the Company, such as general and administrative functions. The Company reimburses RAI for various costs and expenses it incurs for these services on behalf of the Company, primarily payroll and rent. For the three months ended September 30, 2010 and 2009, the Company’s reimbursements to RAI totaled $0.2 million and $0.3 million, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, reimbursements to RAI totaling $0.1 million and $0.2 million, respectively, which remain to be settled between the parties, were reflected in the Company’s consolidated balance sheets as advances to/from affiliate.

Relationship with Laurel Mountain. Upon completion of APL’s formation of the Laurel Mountain joint venture, the Company entered into new gas gathering agreements with Laurel Mountain which superseded the existing master natural gas gathering agreement and omnibus agreement between the Company and APL. Under the new gas gathering agreements, the Company is obligated to pay Laurel Mountain all of the gathering fees it collects from the Partnerships, which generally ranges from $0.35 per Mcf to the amount of the competitive gathering fee (which is currently defined as 13% of the gross sales price received for the Partnerships’ gas) plus any excess amount of the gathering fees collected up to an amount equal to approximately 16% of the natural gas sales price. The new gathering agreements contain additional provisions which define certain obligations and options of each party to build and connect newly drilled wells to any Laurel Mountain gathering system.

Relationship with Crown Drilling of Pennsylvania, LLC. The Company has an equity interest in Crown Drilling of Pennsylvania, LLC (“Crown”), a company that performs the drilling activities for certain of the Company’s investment partnerships. In addition to its equity ownership, the Company guarantees 50% of the outstanding balances of Crown’s credit agreement. As of September 30, 2010, the Company’s guarantee was limited to $9.5 million.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

General Commitments

The Company is the managing general partner of the Partnerships, and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Partnership assets. Subject to certain conditions, investor partners in certain Partnerships have the right to present their interests for purchase by the Company, as managing general partner. The Company is not obligated to purchase more than 5% to 10% of the units in any calendar year. Based on past experience, the management of the Company believes that any liability incurred would not be material. The Company may be required to subordinate a part of its net partnership revenues from the Partnerships to the benefit of the investor partners for an amount equal to at least 10% of their subscriptions, determined on a cumulative basis, in accordance with the terms of the partnership agreements. For the three months ended September 30, 2010 and 2009, $3.7 million and $1.3 million, respectively, of the Company’s revenues, net of corresponding production costs, were subordinated, which reduced its cash distributions received from the investment partnerships. For the nine months ended September 30, 2010 and 2009, $8.9 million and $2.2 million, respectively, of net revenues were subordinated.

On February 26, 2010, APL received notice from Williams, its joint venture partner in Laurel Mountain, alleging that certain title defects exist with respect to the real property contributed by APL to Laurel Mountain. Under the Formation and Exchange Agreement with Williams (“Formation Agreement”): (i) Williams had nine months after closing (the “Claim Date”) to assert any alleged title defects, and (ii) APL had 30 days following the Claim Date to contest the title defects asserted by Williams and 180 days following the Claim Date to cure those title defects. On March 26, 2010, APL delivered notice, disputing Williams’ alleged title defects as well as the amounts claimed. By agreement dated August 24, 2010, Williams agreed to extend the cure period until December 31, 2010. Consequently, APL is continuing its review of the alleged title defects, although it appears that some of the alleged deficiencies may be resolved by appropriate assignments from the Company. At the end of the cure period, with respect to any remaining title defects, APL may elect, at its option, to pay Williams for the cost of such defects, up to a total of $3.5 million, or indemnify Williams with respect to such title defects. Williams also claims, in a letter dated August 26, 2010, that the alleged title defects violate APL’s representation with respect to sufficiency of the assets contributed to Laurel Mountain. If valid, this would make Williams’ title defect claims subject to a higher deductible (which is noted below). APL believes its representations with respect to title are Williams’ sole and exclusive remedy with respect to title matters.

Additionally, in August 2010, Williams asserted additional indemnity claims under the Formation Agreement totaling approximately $19.8 million. Williams’ claims are generally based on APL’s alleged failure to construct and maintain the assets contributed to Laurel Mountain in accordance with “standard industry practice” or applicable law. As a preliminary matter, APL believes Williams has overstated its claim by forty-nine percent (49%), because, under Section 10.1 of the Formation Agreement, these claims are reduced on a pro-rata basis to equal Williams’ percentage ownership interest in Laurel Mountain. APL is currently evaluating Williams’ claims and, in this regard, has requested additional information from Williams. Under the Formation Agreement, Williams’ indemnity claims are capped, in the aggregate, at $27.5 million. In addition, APL is entitled to indemnification from Atlas Energy with respect to some of Williams’ claims. Although an adverse outcome is reasonably possible, it is not currently possible to evaluate the amount that APL may be required to pay with respect to Williams’ indemnity claims.

The Company is party to employment agreements with certain executives that provide compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

As of September 30, 2010, the Company and its subsidiaries are committed to expend approximately $111.9 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

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

In October 2009, the Company filed a motion to dismiss the Consolidated Complaint. Subsequently, in December 2009, plaintiffs filed an Amended Complaint (the “Amended Complaint”). The Amended Complaint alleges that Defendants breached their purported fiduciary duties to ATN’s public unitholders in connection with their negotiation of the Merger. In particular, plaintiffs allege that the Merger was not entirely fair to ATN’s public unitholders, and that Defendants conducted the Merger process in bad faith. Pursuant to the Delaware Chancery Court’s (the “Court”) January 2010 Scheduling Stipulation and Order, Defendants filed their opening brief in support of their motion to dismiss on February 18, 2010 and plaintiffs filed their brief in opposition on May 3, 2010. Defendants filed a reply brief on June 11, 2010 and oral argument was held on the motion on July 20, 2010. The Court dismissed the claims against all of the directors and officers named as defendants. The Court held that there was no showing that any individual defendant acted in bad faith. However, the Court ruled that the plaintiffs could proceed with their claim against the Company.

Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on the operations of the Company. Based on the facts known to date, the Company believes that the claims asserted against it in this lawsuit are without merit, and will continue to defend itself vigorously against the claims.

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

NOTE 15 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method pursuant to prevailing accounting literature. Under such literature, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value. As of September 30, 2010 and December 31, 2009, the Company determined that no valuation allowance was necessary.

The Company recognizes the financial statement benefit of a tax position after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting a more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company had applied this methodology to all tax positions for which the statute of limitation remains open, and there were no additions, reductions or settlements in unrecognized tax benefits during the nine months ended September 30, 2010 and 2009. The Company has no material uncertain tax positions at September 30, 2010. During the nine months ended September 30, 2010 and 2009, the Company made no cash tax payments.

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

NOTE 17 – SUBSIDIARY CASH DISTRIBUTIONS

Atlas Pipeline Partners Cash Distributions. APL is required to distribute, within 45 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders and AHD, as general partner. If APL’s common unit distributions in any quarter exceed specified target levels, AHD will receive between 15% and 50% of such distributions in excess of the specified target levels. Common unit and general partner distributions declared by APL for the period from January 1, 2009 through September 30, 2010 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Quarter Ended	APL Cash Distribution per Common Limited Partner Unit	Total APL Cash Distribution to Common Limited Partners	Total APL Cash Distribution to the General Partner
February 13, 2009	December 31, 2008	$0.38	$17,463	$2,545
May 13, 2009	March 31, 2009	$0.15	$7,147	$1,010

On October 18, 2010, APL declared a cash distribution of $0.35 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2010. The $19.0 million distribution, including $0.4 million to AHD for its general partner interest, will be paid on November 12, 2010 to unitholders of record at the close of business on November 8, 2010.

Atlas Pipeline Holdings Cash Distributions. AHD has a cash distribution policy under which it distributes, within 50 days after the end of each quarter, all of its available cash (as defined in its partnership agreement) for that quarter to its common unitholders. Distributions declared by AHD for the period from January 1, 2009 through September 30, 2010 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid or Payable	For Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to the Company (in thousands)
February 19, 2009	December 31, 2008	$0.06	$1,068

On October 18, 2010, AHD declared a cash distribution of $0.05 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2010. The $1.4 million distribution will be paid on November 16, 2010 to unitholders of record at the close of business on November 8, 2010.

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

2009 Plan Stock Options. Generally, options granted under the 2009 Plan as of September 30, 2010 expire not later than ten years after the date of grant and vest according to a schedule determined by the Compensation Committee of the Company’s Board of Directors. Compensation cost is recorded on a straight-line basis. The Company issues shares when stock options are exercised or units are converted to shares. The following tables set forth the 2009 Plan activity for the three and nine months ended September 30, 2010. (There was no plan activity for the three and nine months ended September 30, 2009):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,330,500	$29.59	2,500	$29.10
Granted	21,500	$28.99	1,352,000	$29.58
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited or expired	(5,000)	$33.97	(7,500)	$32.35

Outstanding at end of period(1)(2)	1,347,000	$29.56	1,347,000	$29.56

Options exercisable at September 30, 2010	—	—

Non-cash compensation expense recognized (in thousands)	$1,173		$3,064

Available for grant at September 30, 2010	2,925,903

1)	The aggregate intrinsic value for options outstanding at September 30, 2010 was $5,000.
2)	The weighted average remaining contractual term of options outstanding at September 30, 2010 was 9.4 years.

The Company used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Expected dividend yield	—	—
Expected stock price volatility	48%	48%
Risk-free interest rate	2.1%	2.6%
Expected term (in years)	6.88	6.37
Fair value of stock options granted	$14.76	$14.71

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

The following table summarizes the activity of deferred and restricted units for the three and nine months ended September 30, 2010 (there was no activity for deferred and restricted units for the three and nine months ended September 30, 2009):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at beginning of period	493,597	$31.36	12,633	$29.50
Granted	38,500	$28.56	521,964	$31.19
Vested	—	$—	—	$—
Forfeited	(5,000)	$33.97	(7,500)	$32.35

Non-vested shares outstanding at end of period(1)	527,097	$31.13	527,097	$31.13

Non-cash compensation expense recognized (in thousands)	$660		$1,529

(1)	The aggregate intrinsic value for restricted stock unit awards outstanding at September 30, 2010 was $15.1 million.

For the three and nine months ended September 30, 2010, the Company recorded non-cash compensation of $1.8 million and $4.6 million, respectively, for the Company’s options and units under the 2009 Plan. At September 30, 2010, the Company had unamortized compensation expense related to its unvested portion of the 2009 Plan options and units of $31.6 million that the Company expects to recognize over the next four years.

2004 Plan Stock Options. For options granted under the 2004 Plan, 25% of the granted amount becomes exercisable each year upon the grant date anniversary, except options totaling 1,687,500 shares awarded in fiscal 2005 to Messrs. Edward Cohen and Jonathan Cohen, which are immediately exercisable, and expire not later than ten years after the date of grant. Compensation cost is recorded on a straight-line basis. The Company received $15,000 and $0.1 million during the three months ended September 30, 2010 and 2009, respectively, and $0.6 million and $0.2 million from the exercise of options for the nine months ended September 30, 2010 and 2009, respectively. The Company issues new shares when stock options are exercised or units are converted to shares. The following tables set forth the 2004 Plan activity for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,459,933	$16.87	3,537,132	$16.96
Granted	—	$—	7,500	$19.75
Exercised(1)	(1,350)	$11.32	(6,411)	$11.32
Cancelled	—	$—	—	$—
Forfeited	—	$—	(30,000)	$35.82

Outstanding, end of period(2)(3)	3,458,583	$16.87	3,508,221	$16.81

Non-cash compensation expense recognized (in thousands)	$638		$494

	Nine Months Ended September 30,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,507,054	$16.81	3,495,351	$16.96
Granted	—	$—	107,500	$13.80
Exercised(1)	(48,471)	$12.37	(19,067)	$11.32
Cancelled	—	$—	(15,187)	$11.32
Forfeited	—	$—	(60,376)	$23.49

Outstanding, end of period(2)(3)	3,458,583	$16.87	3,508,221	$16.81

Options exercisable, end of period(4)	2,963,583	$14.76

Non-cash compensation expense recognized (in thousands)	$1,979		$2,388

Available for grant at September 30, 2010	743,752

(1)

The aggregate intrinsic values for the options that were exercised were $24,000 and $43,000 during the three months ended September 30, 2010 and 2009, respectively, and $0.9 million and $0.1 million during the nine months ended September 30, 2010 and 2009, respectively.

(2)	The weighted average remaining contractual life for outstanding options at September 30, 2010 was 5.7 years.
(3)	The aggregate intrinsic value of options outstanding at September 30, 2010 was approximately $44.0 million.
(4)	The weighted average outstanding contractual life of exercisable options at September 30, 2010 was 5.1 years.

The Company used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected dividend yield	—	—	—	0.6%
Expected stock price volatility	—	44%	—	37%
Risk-free interest rate	—	3.1%	—	2.3%
Expected term (in years)	—	6.88	—	6.29
Fair value of stock options granted	$—	$9.80	$—	$5.23

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

The following table summarizes the activity of deferred and restricted units for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Non-vested shares outstanding, beginning of period	32,731	$23.09	12,534	$23.80
Granted	14,153	$28.60	24,663	$22.10
Vested(1)	(6,094)	$22.97	(5,123)	$22.43
Forfeited	—	$—	—	$—

Non-vested shares outstanding, end of period(2)	40,790	$25.02	32,074	$22.71

Non-cash compensation expense recognized (in thousands)	$61		$93

	Nine Months Ended September 30,
	2010		2009
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Non-vested shares outstanding, beginning of period	34,366	$22.94	12,512	$24.05
Granted	15,518	$28.99	29,468	$21.04
Vested (1)	(9,094)	$23.93	(9,906)	$19.43
Forfeited	—	$—	—	$—

Non-vested shares outstanding, end of period(2)	40,790	$25.02	32,074	$22.71

Non-cash compensation expense recognized (in thousands)	$167		$144

(1)

The aggregate intrinsic values for phantom unit awards that matured were $0.2 million for both the three months ended September 30, 2010 and 2009, and $0.3 million and $0.2 million during the nine months ended September 30, 2010 and 2009, respectively.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2010 was $1.2 million.

The Company recorded non cash compensation expense for the Company’s options and units under the 2004 Plan of $0.7 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $2.1 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, the Company had unearned compensation expense related to its unvested portion of the options and units of $4.4 million that the Company expects to recognize over the next four years.

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

Assumed Plan Restricted and Phantom Units. The fair value of the grants under the Assumed LTIP was based on the closing stock price on the grant date, and was charged to operations over the requisite service periods using the straight-line method. The following table summarizes the pre-Merger unconverted restricted unit and phantom unit activity for the three and nine months ended September 30, 2009 and the post-Merger converted restricted stock and phantom unit activity for the three and nine months ended September 30, 2010:

	Three Months Ended September 30,
	2010		2009
	Number of Units(1)	Weighted Average Grant Date Fair Value(1)	Number of Units(2)	Weighted Average Grant Date Fair Value(2)
Non-vested shares outstanding, beginning of period	687,721	$20.02	771,279	$23.65
Granted	—	$—	5,000	$25.78
Vested(3)	(12,949)	$30.17	—	$—
Forfeited	—	$—	(38,000)	$33.30

Non-vested shares outstanding at September 29, 2009			738,279	$23.16
Units converted on September 29, 2009			118,125	N/A

Non-vested shares outstanding, end of period	674,772	$19.82	856,404	$19.97

Non-cash compensation expense recognized (in thousands)	$1,045		$443

	Nine Months Ended September 30,
	2010		2009
	Number of Units(1)	Weighted Average Grant Date Fair Value(1)	Number of Units(2)	Weighted Average Grant Date Fair Value(2)
Non-vested shares outstanding, beginning of period	856,172	$19.97	768,829	$23.86
Granted	—	$—	28,523	$16.48
Vested(3)	(174,150)	$20.47	(13,073)	$21.70
Forfeited	(7,250)	$21.96	(46,000)	$31.12

Non-vested shares outstanding at September 29, 2009			738,279	$23.16
Units converted on September 29, 2009			118,125	N/A

Non-vested shares outstanding, at end of period(4)	674,772	$19.82	856,404	$19.97

Non-cash compensation expense recognized (in thousands)	$3,167		$2,766

(1)

The shares and fair values for the nine months ended September 30, 2010 (post-Merger shares) have been adjusted to reflect the post-Merger conversion ratio of 1.0 ATN common unit to 1.16 common shares of the Company.

(2)

The shares and fair values for the nine months ended September 29, 2009 (pre-Merger shares) have not been adjusted to reflect the post-Merger conversion of 1.0 ATN common unit to 1.16 common shares of the Company.

(3)

The intrinsic values for phantom unit awards vested were $0.3 million during the three months ended September 30, 2010 and $5.2 million and $0.2 million during the nine months ended at September 30, 2010 and 2009, respectively. No awards vested during the three months ended September 30, 2009.

(4)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2010 was $19.3 million.

Assumed Plan Stock Options. Option awards under the Assumed LTIP expire 10 years from the date of grant and were generally granted with an exercise price equal to the market price of ATN’s stock at the date of grant. For the three and nine months ended September 30, 2009, the following table summarizes the unconverted number of the ATN Class B units prior to the Merger on September 29, 2009. The converted number of the Company’s common shares subsequent to the Merger and the weighted average exercise price underlying the converted stock options are listed for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2010, the Company received $47,000 and $0.4 million, respectively, from the exercise of options. There were no proceeds from the exercise of options during the three and nine months ended September 30, 2009. The following table sets forth the Assumed Plan option activity for the periods indicated:

	Three Months Ended September 30,
	2010		2009
	Number of Unit Options(1)	Weighted Average Exercise Price(1)	Number of Unit Options(2)	Weighted Average Exercise Price(2)
Outstanding, beginning of period	2,039,526	$20.38	1,895,402	$24.18
Granted	—	$—	5,000	$25.78
Exercised(3)	(2,349)	$19.88	—	$—
Cancelled	(87)	$19.88	—	$—
Forfeited	(261)	$19.88	(116,100)	$32.53

Outstanding, end of period	2,036,829	$20.38	1,784,302	$23.64

Non-cash compensation expense recognized (in thousands)	$244		$(20)

	Nine Months Ended September 30,
	2010		2009
	Number of Unit Options(1)	Weighted Average Exercise Price(1)	Number of Unit Options(2)	Weighted Average Exercise Price(2)
Outstanding, beginning of period	2,068,514	$20.38	1,902,902	$24.17
Granted	—	$—	5,000	$25.78
Exercised(3)	(19,621)	$19.88	—	$—
Cancelled	(261)	$19.88	—	$—
Forfeited	(11,803)	$21.03	(123,600)	$31.96

Outstanding at September 29, 2009			1,784,302	$23.64
Units converted on September 29, 2009			285,488	N/A

Non-vested shares outstanding, at end of period(4)(5)	2,036,829	$20.38	2,069,790	$20.38

Options exercisable, end of period(6)	816,698	$19.43

Non-cash compensation expense recognized (in thousands)	$768		$640

Available for grant at September 30, 2010	—

(1)

The shares and exercise prices for the three and nine months ended September 30, 2010 (post-Merger shares) have been adjusted to reflect the post-Merger conversion ratio of 1.0 ATN common unit to 1.16 common shares of the Company.

(2)

The shares and exercise prices for the three and nine months ended September 29, 2009 (pre-Merger shares) have not been adjusted to reflect the post-Merger conversion ratio of 1.0 ATN common unit to 1.16 common shares of the Company.

(3)	The aggregate intrinsic value of options exercised was approximately $18,000 and $0.3 million for the three and nine months ended September 30, 2010, respectively.
(4)	The weighted average remaining contractual life for outstanding options at September 30, 2010 was 6.3 years.
(5)	The aggregate intrinsic value of options outstanding at September 30, 2010 was approximately $17.1 million.
(6)	The weighted average outstanding contractual life of exercisable options at September 30, 2010 was 6.3 years.

The following tables summarize information about stock options outstanding and exercisable under the Assumed LTIP at September 30, 2010 subsequent to the Merger and the weighted average exercise price underlying the converted stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$18.10 – 19.88	1,864,221	6.2	$19.47	777,606	$18.89
$26.07 – 30.17	163,908	6.8	$29.98	—	$—
$34.30 and above	8,700	7.7	$34.30	39,092	$30.17

	2,036,829	6.3	$20.38	816,698	$19.43

The Company recognized $1.3 million and $0.4 million in compensation expense related to the Assumed LTIP restricted stock units, phantom units and unit options for the three months ended September 30, 2010 and 2009, respectively, and $3.9 million and $3.4 million during the nine months ended September 30, 2010 and 2009, respectively. ATN paid $0.4 million with respect to distribution equivalent rights (“DER”) for the nine months ended September 30, 2009. These amounts were recorded as a reduction of non-controlling interests on the Company’s consolidated balance sheet during the respective period. ATN made no payments related to DERs during the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010. At September 30, 2010, the Company had approximately $3.1 million of unrecognized compensation expense related to the unvested portion of the restricted shares, phantom shares and stock options.

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

Supplemental Employment Retirement Plans (“SERPs”)

The Company has employment agreements with certain executive officers, pursuant to which the Company has agreed to provide them with SERPs and with certain financial benefits upon termination of their employment. Under the SERPs, the executive officers entitled to SERP benefits will be paid an annual benefit upon retirement, death or other termination of employment based upon their salary at the time of the termination of their employment, number of years of service to the Company and other factors. Expense recognized with respect to these commitments within general and administrative expense in the Company’s consolidated statements of operations was $0.3 million and $0.2 million during the three months ended September 30, 2010 and 2009, respectively, and $1.2 million and $0.6 million during the nine months ended September 30, 2010 and 2009, respectively.

During the year ended December 31, 2009, the Company funded $3.2 million of the outstanding liability with a financial institution in a rabbi trust for the SERP Plans, which was included in other assets on the Company’s consolidated balance sheet. As of September 30, 2010 and December 31, 2009, the actuarial present value of the expected postretirement obligation due under its SERPs were $6.5 million and $4.0 million, respectively, which were included in other long-term liabilities on the Company’s consolidated balance sheets. The following table provides information about amounts recognized in the Company’s consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
Other liabilities	$(6,450)	$(3,968)
Accumulated other comprehensive income	1,093	340
Deferred income tax asset	699	218

Net amount recognized	$(4,658)	$(3,410)

The estimated amount that will be amortized from accumulated other comprehensive income into expense for the year ended December 31, 2010 is $0.2 million.

AHD Long-Term Incentive Plan

The Board of Directors of AHD approved and adopted AHD’s Long-Term Incentive Plan (“AHD LTIP”), which provides equity incentive awards to officers, employees and board members and employees of its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for AHD. The AHD LTIP is administered by a committee (the “AHD LTIP Committee”), appointed by AHD’s board, which is the Compensation Committee of the Company’s Board of Directors. Under the AHD LTIP, phantom units and/or unit options may be granted, at the discretion of the AHD LTIP Committee, to all or designated Participants, at the discretion of the AHD LTIP Committee. The AHD LTIP Committee may grant such awards of either phantom units or unit options for an aggregate of 2,100,000 common limited partner units. At September 30, 2010, AHD had 1,099,750 phantom units and unit options outstanding under the AHD LTIP, with 954,650 phantom units and unit options available for grant.

AHD Phantom Units. A phantom unit entitles a Participant to receive a common unit of AHD upon vesting of the phantom unit. In tandem with phantom unit grants, the AHD LTIP Committee may grant a Participant DERs, which are the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions AHD makes on a common unit during the period such phantom unit is outstanding. Except for phantom units awarded to non-employee managing board members of AHD’s General Partner, the AHD LTIP Committee appointed by AHD’s General Partner’s managing board, determines the vesting period for phantom units. Through September 30, 2010, phantom units granted under the AHD LTIP generally will vest 25% of the original granted amount three years from the date of grant and the remaining 75% of the original granted amount four years from the date of grant. Awards will automatically vest upon a change of control of AHD, as defined in the AHD LTIP. Of the phantom units outstanding under the AHD LTIP at September 30, 2010, 132,838 units will vest within the following twelve months. All phantom units outstanding under the AHD LTIP at September 30, 2010 include DERs granted to the Participants by the AHD LTIP Committee. The amount paid with respect to AHD’s LTIP DERs was $14,000 for the nine months ended September 30, 2009. This amount was recorded as an adjustment of non-controlling interests on the Company’s consolidated balance sheet. There were no amounts paid with respect to AHD’s LTIP DERs for the three months ended September 30, 2010 and 2009, and no DERs were paid during the nine months ended September 30, 2010.

The following table sets forth the AHD LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	144,375	$21.48	181,300	$22.77	138,875	$22.18	226,300	$22.73
Granted	500	8.94	500	3.40	6,500	6.43	500	3.40
Vested(1)	(125)	3.40	—	—	(125)	3.40	—	—
Forfeited	—	—	—	—	(500)	32.28	(45,000)	22.56

Outstanding, end of period(2)	144,750	$21.45	181,800	$22.72	144,750	$21.45	181,800	$22.72

Non-cash compensation expense (income) recognized (in thousands)		$218		$291		$617		$277

(1)	The intrinsic values for phantom unit awards exercised during the three and nine months ended September 30, 2010 were $1,000. No phantom unit awards were exercised during the nine months ended September 30, 2009.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2010 was $1.3 million.

At September 30, 2010, AHD had approximately $0.2 million of unrecognized compensation expense related to unvested phantom units outstanding under the AHD LTIP based upon the fair value of the awards.

AHD Unit Options. A unit option entitles a Participant to receive a common unit of AHD upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of AHD’s common unit on the date of grant of the option. The AHD LTIP Committee also shall determine how the exercise price may be paid by the Participant. The AHD LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2010, unit options granted under the AHD LTIP generally will vest 25% of the original granted amount three years from the date of grant and the remaining 75% of the original granted amount four years from the date of grant. Awards will automatically vest upon a change of control of AHD, as defined in the AHD LTIP. There are 641,250 unit options outstanding under the AHD LTIP at September 30, 2010 that will vest within the following twelve months.

The following table sets forth the AHD LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	955,000	$20.54	955,000	$20.54
Granted	—	—	—	—
Forfeited	—	—	—	—

Outstanding, end of period(1)(2)	955,000	$20.54	955,000	$20.54

Non-cash compensation expense recognized (in thousands)	$155		$222

	Nine Months Ended September 30,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	955,000	$20.54	1,215,000	$22.56
Granted	—	—	100,000	$3.24
Forfeited	—	—	(360,000)	$22.56

Outstanding, end of period(1)(2)	955,000	$20.54	955,000	$20.54

Options exercisable, end of period(3)	213,750	$22.56	—	—

Non-cash compensation expense (income) recognized (in thousands)	$464		$(129)

(1)	The weighted average remaining contractual life for outstanding options at September 30, 2010 was 6.3 years.
(2)	The aggregate intrinsic value of options outstanding at September 30, 2010 was approximately $0.6 million.
(3)	The weighted average remaining contractual life for options exercisable at September 30, 2010 was 6.1 years. There were no options exercised during the nine months ended September 30, 2010 and 2009.

AHD used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

Nine Months Ended September 30, 2009
Expected dividend yield	7.0%
Expected stock price volatility	40%
Risk-free interest rate	2.3%
Expected term (in years)	6.9
Fair value of stock options granted	$0.61

At September 30, 2010, AHD had approximately $0.1 million of unrecognized compensation expense related to unvested unit options outstanding under the AHD LTIP based upon the fair value of the awards.

APL Long-Term Incentive Plan

APL has a 2004 Long-Term Incentive Plan (“APL 2004 LTIP”), and a 2010 Long-Term Incentive Plan (“APL 2010 LTIP”), (collectively the “APL LTIPs”), in which officers, employees and non-employee managing board members of the General Partner and employees of the General Partner’s affiliates and consultants are eligible to participate. On June 15, 2010, APL’s unitholders approved the terms of the APL 2010 LTIP, which provides for the grant of options, phantom units, unit awards, unit appreciation rights and DERs. The APL LTIPs are administered by a committee (the “APL LTIP Committee”) appointed by the General Partner. Under the 2010 APL LTIP, the APL LTIP Committee may make awards of either phantom units or unit options for an aggregate of 3,000,000 common units, in addition to the 435,000 common units authorized in previous plans. At September 30, 2010, APL had 593,149 phantom units and unit options outstanding under the APL LTIPs, with 2,508,459 phantom units and unit options available for grant.

APL Phantom Units. A phantom unit entitles a grantee to receive a common unit upon vesting of the phantom unit. The APL LTIP Committee may grant a participant DERs, which is the right to receive cash per phantom unit in an amount equal to, and at the same time as, the cash distributions APL makes on a common unit during the period the phantom unit is outstanding. Except for phantom units awarded to non-employee managing board members of AHD, the APL LTIP Committee determines the vesting period for phantom units. Through September 30, 2010, phantom units granted under the APL LTIPs generally had vesting periods of four years. In conjunction with the approval of the 2010 LTIP, the holders of 300,000 of the 375,000 equity indexed bonus units (“APL Bonus Units”) under APL’s subsidiary’s plan agreed to exchange their APL Bonus Units for an equivalent number of phantom units, effective as of June 1, 2010. These phantom units will vest over a two year period. The first tranche vested on June 1, 2010. Awards will automatically vest upon a change of control, as defined in the APL LTIPs. Of the units outstanding under the APL LTIPs at September 30, 2010, 187,311 units will vest within the following twelve months. All phantom units outstanding under the APL LTIPs at September 30, 2010 include DERs granted to the participants by the APL LTIP Committee. The amount paid with respect to APL LTIP DERs was $0.1 million for the nine months ended September 30, 2009, respectively. These amounts were recorded as a reduction of non-controlling interest on the Company’s consolidated balance sheet. No APL LTIP DERs were paid for the nine months ended September 30, 2010 and the three months ended September 30, 2009.

The following table sets forth the APL LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	603,774	$12.24	76,721	$40.88	52,233	$39.72	126,565	$44.22
Granted	500	30.88	—	—	564,000	10.34	2,000	4.75
Vested(1)	(103,625)	11.15	(11,038)	41.71	(114,209)	14.10	(46,132)	45.91
Forfeited	(4,500)	14.83	(75)	44.55	(5,875)	21.65	(16,825)	48.48

Outstanding, end of period(2)	496,149	$12.43	65,608	$40.73	496,149	$12.43	65,608	$40.73

Non-cash compensation expense recognized (in thousands)(3)		$763		$235		$2,788		$491

(1)	The intrinsic values for phantom unit awards exercised during the three and nine months ended September 30, 2010 were $0.9 million and $1.0 million, respectively, and $0.1 million and $0.2 million during the three and nine months ended September 30, 2009, respectively.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2010 was $8.7 million.
(3)	Non-cash compensation expense includes $0.2 million and $2.0 million related to APL Bonus Units converted to phantom units during the three and nine months ended September 30, 2010, respectively.

At September 30, 2010, APL had approximately $2.8 million of unrecognized compensation expense related to unvested phantom units outstanding under the APL LTIPs based upon the fair value of the awards.

APL Unit Options. A unit option entitles a grantee to purchase a common limited partner unit of APL upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option is equal to the fair market value of APL’s common unit on the date of grant of the option. The APL LTIP Committee also shall determine how the exercise price may be paid by the Participant. The APL LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Through September 30, 2010, unit options granted under the APL LTIPs generally will vest 25% on each of the next four anniversaries of the date of grant. Awards will automatically vest upon a change of control of APL, as defined in the APL LTIPs. There are 25,000 unit options outstanding under APL LTIPs at September 30, 2010 that will vest within the following twelve months.

The following table sets forth the APL LTIPs’ unit option activity for the periods indicated:

	Three Months Ended September 30,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$6.24	100,000	$6.24
Granted	—	—	—	—
Exercised(1)	(3,000)	6.24	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)(3)	97,000	$6.24	100,000	$6.24

Options exercisable, end of period(2)(3)	22,000	$6.24	—	—

Non-cash compensation expense recognized (in thousands)	$1		$2

	Nine Months Ended September 30,
	2010		2009
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$6.24	—	$—
Granted	—	—	100,000	6.24
Exercised(1)	(3,000)	6.24	—	—
Forfeited	—	—	—	—

Outstanding, end of period(2)(3)	97,000	$6.24	100,000	$6.24

Options exercisable, end of period(2)(3)	22,000	$6.24	—	—

Non-cash compensation expense recognized (in thousands)	$3		$5

(1)	The intrinsic values for the options exercised during both the three and nine months ended September 30, 2010 were $0.1 million.
(2)	The weighted average remaining contractual life for outstanding and exercisable options at September 30, 2010 was 8.3 years.
(3)	The aggregate intrinsic value of options outstanding at September 30, 2010 was $1.1 million.

At September 30, 2010, APL had approximately $4,000 of unrecognized compensation expense related to unvested unit options outstanding under APL’s LTIPs based upon the fair value of the awards.

APL used the Black-Scholes option pricing model to estimate the weighted average fair value of options granted. The following weighted average assumptions were used for the period indicated:

Nine Months Ended September 30, 2009
Expected dividend yield	11.0%
Expected stock price volatility	20.0%
Risk-free interest rate	2.2%
Expected term (in years)	6.3
Fair value of stock options granted	$0.14

APL Employee Incentive Compensation Plan and Agreement

A wholly-owned subsidiary of APL has an incentive plan (the “APL Cash Plan”) which allows for equity-indexed cash incentive awards to employees of APL (the “Participants”), but expressly excludes as an eligible Participant any person that, at the time of the grant, is a “Named Executive Officer” of APL (as such term is defined under the rules of the Securities and Exchange Commission). The APL Cash Plan is administered by a committee appointed by the president and chief executive officer of APL’s general partner. Under the APL Cash Plan, APL Bonus Units may be awarded to Participants at the discretion of the committee, which granted 325,000 APL Bonus Units during 2009. In addition, the subsidiary granted an award of 50,000 bonus units to an executive officer on substantially the same terms as the bonus units available under the APL Cash Plan (the bonus units issued under the APL Cash Plan and under the separate agreement are, for purposes hereof, referred to as “APL Bonus Units”). An APL Bonus Unit entitles the employee to receive the cash equivalent of the then-fair market value of an APL common limited partner unit, without payment of an exercise price, upon vesting of the APL Bonus Unit. APL Bonus Units vest ratably over a three year period from the date of grant and will automatically vest upon a change of control, death, or termination without cause, each as defined in the governing document. Vesting will terminate upon termination of employment with cause.

In conjunction with the approval of the APL 2010 LTIP, the holders of 300,000 of the 375,000 APL Bonus Units outstanding at June 16, 2010 agreed to exchange their APL Bonus Units for APL phantom units, retroactive to June 1, 2010. Of the 75,000 remaining APL Bonus Units, 24,750 APL Bonus Units vested on June 1, 2010 and an additional 24,750 APL Bonus Units will vest within the following twelve months. APL recognized compensation expense related to these awards based upon the fair value, which is re-measured each reporting period based upon the current fair value of the underlying APL common units. APL recognized expense of $0.3 million and $0.4 million during the three months ended September 30, 2010 and 2009, respectively, and a reduction of expense of $0.5 million and expense of $0.5 million during the nine months ended September 30, 2010 and 2009, respectively, which was recorded within general and administrative expense on the Company’s consolidated statements of operations with respect to the transfer of the APL Bonus Units to the APL 2010 LTIP and the vesting of the remaining awards. At September 30, 2010 and December 31, 2009, APL recognized $0.5 million and $1.2 million, respectively, within accrued liabilities on the Company’s consolidated balance sheets with regard to the awards, which represents their fair value at the respective dates.

NOTE 19 — OPERATING SEGMENT INFORMATION

The Company’s operations include four reportable operating segments. These operating segments reflect the way the Company manages its operations and makes business decisions. Operating segment data for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
Gas and oil production
Revenues	$67,503	$65,986	$200,600	$207,908
Costs and expenses	(13,799)	(12,128)	(39,179)	(33,217)
Depreciation, depletion and amortization expense	(28,813)	(23,487)	(83,240)	(76,612)

Segment income	$24,891	$30,371	$78,181	$98,079

Well construction and completion
Revenues	$60,748	$81,496	$176,685	$257,231
Costs and expenses	(51,481)	(69,138)	(149,724)	(218,236)

Segment income	$9,267	$12,358	$26,961	$38,995

Other partnership management(2)
Revenues	$15,045	$14,683	$41,047	$23,004
Costs and expenses	(10,318)	(10,350)	(30,469)	(19,290)
Depreciation, depletion and amortization expense	(1,444)	(1,076)	(3,992)	(3,251)

Segment income	$3,283	$3,257	$6,586	$463

Atlas Pipeline
Revenues(3)	$227,787	$177,637	$686,584	$455,676
Revenues – affiliates	—	—	—	16,766
Costs and expenses	(191,772)	(143,300)	(558,708)	(407,979)
Depreciation and amortization expense	(18,567)	(17,917)	(55,648)	(55,568)

Segment income	$17,448	$16,420	$72,228	$8,895

Reconciliation of segment income to net income (loss) from continuing operations before income tax provision (benefit)
Segment income:
Gas and oil production	$24,891	$30,371	$78,181	$98,079
Well construction and completion	9,267	12,358	26,961	38,995
Other partnership management	3,283	3,257	6,586	463
Atlas Pipeline	17,448	16,420	72,228	8,895

Total segment income	54,889	62,406	183,956	146,432
General and administrative expenses(4)	(29,466)	(32,014)	(85,548)	(81,216)
Gain (loss) on asset sales	727	(2,438)	286,361	103,253
Interest expense(4)	(44,810)	(47,771)	(130,990)	(124,446)

Net income (loss) from continuing operations before income tax provision (benefit)	$(18,660)	$(19,817)	$253,779	$44,023

Capital expenditures
Gas and oil production	$93,890	$24,938	$246,817	$105,324
Well construction and completion	—	—	—	—
Other partnership management	2,778	8,886	9,514	24,493
Atlas Pipeline	8,524	5,106	31,194	115,132
Corporate and other	495	548	1,093	968

Total capital expenditures	$105,687	$39,478	$288,618	$245,917

	September 30, 2010	December 31, 2009(1)
Balance sheet
Goodwill:
Gas and oil production	$21,527	$21,527
Well construction and completion	6,389	6,389
Other partnership management	7,250	7,250
Atlas Pipeline	—	—

	$35,166	$35,166

Total assets:
Gas and oil production	$2,282,159	$2,115,867
Well construction and completion	12,304	12,054
Other partnership management	50,528	44,311
Atlas Pipeline	1,698,635	2,135,860
Corporate and other	140,615	98,071

	$4,184,241	$4,406,163

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sales of APL’s assets in September 2010 and May 2009 (see Note 6).
(2)	Includes revenues and expenses from well services, transportation, administration and oversight and other income that do not meet the quantitative threshold for reporting segment information.
(3)	Includes losses of $6.8 million and gains of $3.1 million on mark-to-market derivatives for the three and nine months ended September 30, 2010, respectively, and a loss of $23.9 million during the nine months ended September 30, 2009.
(4)	The Company notes that income taxes, interest expense and general and administrative expenses have not been allocated to its reportable segments as it would be impracticable to reasonably do so for the periods presented.

NOTE 20 — SUBSEQUENT EVENTS

Merger Agreement. On November 9, 2010, the Company announced that it entered into a definitive merger agreement (the “Merger Agreement”) with Chevron Corporation (“Chevron”), pursuant to which Chevron agreed to acquire the Company through a merger of a newly formed wholly owned subsidiary of Chevron with and into the Company (the “Merger”). In the Merger, each share of Company common stock will receive $38.25 in cash, and each share of outstanding Company common stock will also receive a pro rata share of the distribution of approximately 41 million common units of Atlas Pipeline Holdings, L.P. (“AHD”) held by the Company.

Concurrently with entering into the Merger Agreement, the Company entered into a transaction agreement (the “Transaction Agreement”) with AHD, pursuant to which the Company agreed to sell to AHD approximately 175 Bcfe of natural gas reserves, certain other energy assets and fee revenues from the investment management business owned by the Company, for $250 million, comprised of approximately 23.38 million AHD units (which had a value of approximately $220 million as of November 8, 2010) and $30 million in cash (“AHD Sale”). Following the issuance of these AHD units to the Company, the Company will own approximately 41 million units of AHD, or approximately 81% of the outstanding units of AHD, all of which will be distributed to the Company’s shareholders immediately prior to the Merger. AHD will also acquire the general partner interest in AHD so that, following the AHD distribution, AHD will cease to be controlled by the Company.

Concurrently with entering into the Merger Agreement and the Transaction Agreement, the Company and Atlas Pipeline Partners, L.P. ( “APL”) have agreed that, prior to the Merger, the Company will acquire APL’s 49% interest in Laurel Mountain Midstream, LLC for $403 million in cash payable to APL (the “LMM Sale”).

The closing of the Merger is subject to approval by the Company’s shareholders and other customary closing conditions, as well as the completion of the AHD Sale and the LMM Sale. Completion of each of the AHD Sale and the LMM Sale are also conditioned on the subsequent completion of the Merger.

AHD Distribution. On October 18, 2010, AHD declared a cash distribution of $0.05 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2010. The $1.4 million distribution will be paid on November 16, 2010 to unitholders of record at the close of business on November 8, 2010.

APL Distribution. On October 18, 2010, APL declared a cash distribution of $0.35 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2010. The $19.0 million distribution, including $0.4 million to AHD for its general partner interest, will be paid on November 12, 2010 to unitholders of record at the close of business on November 8, 2010.

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

•

We are also a leading sponsor and manager of tax-advantaged direct investment natural gas and oil partnerships in the United States. Through September 30, 2010, we have funded a portion of our natural gas and oil well drilling by sponsoring and managing tax-advantaged investment partnerships. We generally structure our investment partnerships so that, upon formation, we co-invest in and contribute leasehold acreage to it, enter into drilling and well operating agreements with it and become its managing general partner.

The following is a summary of our key operating measures as of and for the three months ended September 30, 2010:

	Appalachia	Michigan/ Indiana	Total
Gross wells drilled:
Partnerships	15	30	45
Our direct interest	—	3	3
Marcellus Shale joint venture	17	—	17

Production per day (Mcfed)	63,339	54,944	118,283

Direct and indirect gross well working interests	9,328	2,493	11,821

OTHER OWNERSHIP INTERESTS

In addition to our production operations, we also maintain ownership interests in the following entities at September 30, 2010:

•

Atlas Pipeline Holdings, L.P. (“Atlas Pipeline Holdings” or “AHD”), our publicly-traded subsidiary (NYSE: AHD). At September 30, 2010, we had a 64.3% ownership interest in AHD and a 100% ownership interest in its general partner, through which we control AHD;

•

Atlas Pipeline Partners, L.P. (“Atlas Pipeline Partners” or “APL”), our publicly-traded subsidiary which AHD controls through its 100% ownership of APL’s general partner. At September 30, 2010, we had a 2.1% direct ownership interest in APL and AHD had a 12.5% ownership interest in APL. In June 2010, we purchased 8,000 $1,000 par value APL 12.0% cumulative Class C Preferred Units; and

•

Lightfoot Capital Partners LP (“Lightfoot LP”) and Lightfoot Capital Partners GP LLC (“Lightfoot GP”), the general partner of Lightfoot (collectively, “Lightfoot”), entities which incubate new master limited partnerships (“MLPs”) and invest in existing MLPs. We have an approximate direct and indirect 18% ownership interest in Lightfoot GP. We also have direct and indirect ownership interests in Lightfoot LP.

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

APL completed the sale of its Elk City system on September 16, 2010 and its sale of the NOARK gas gathering and interstate pipeline system (“NOARK”) on May 4, 2009. As such, we have adjusted the prior year consolidated financial information presented to reflect the amounts related to the operations of these systems as discontinued operations.

SUBSEQUENT EVENTS

Merger Agreement. On November 9, 2010, we announced that we have entered into a definitive merger agreement (the “Merger Agreement”) with Chevron Corporation (“Chevron”), pursuant to which Chevron agreed to acquire us through a merger of a newly formed wholly owned subsidiary of Chevron with and into us (the “Merger”). In the Merger, each of our shares common stock will receive $38.25 in cash, and each share of our outstanding common stock will also receive a pro rata share of the distribution of approximately 41 million common units of Atlas Pipeline Holdings, L.P. (“AHD”) held by us.

Concurrently with entering into the Merger Agreement, we entered into a transaction agreement (the “Transaction Agreement”) with AHD, pursuant to which we agreed to sell to AHD approximately 175 Bcfe of natural gas reserves, certain other energy assets and fee revenues from the investment management business owned by us, for $250 million, comprised of approximately 23.38 million AHD units (which had a value of approximately $220 million as of November 8, 2010) and $30 million in cash (“AHD Sale”). Following the issuance of these AHD units to us, we will own approximately 41 million units of AHD, or approximately 81% of the outstanding units of AHD, all of which will be distributed to our shareholders immediately prior to the Merger. AHD will also acquire the general partner interest in AHD so that, following the AHD distribution, AHD will cease to be controlled by us.

Concurrently with entering into the Merger Agreement and the Transaction Agreement, we and Atlas Pipeline Partners, L.P. (“APL”) have agreed that, prior to the Merger, we will acquire APL’s 49% interest in Laurel Mountain Midstream, LLC for $403 million in cash payable to APL (the “LMM Sale”).

The closing of the Merger is subject to approval by our shareholders and other customary closing conditions, as well as the completion of the AHD Sale and the LMM Sale. Completion of each of the AHD Sale and the LMM Sale are also conditioned on the subsequent completion of the Merger.

AHD Distribution. On October 18, 2010, AHD declared a cash distribution of $0.05 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2010. The $1.4 million distribution will be paid on November 16, 2010 to unitholders of record at the close of business on November 8, 2010.

APL Distribution. On October 18, 2010, APL declared a cash distribution of $0.35 per unit on its outstanding common limited partner units, representing the cash distribution for the quarter ended September 30, 2010. The $19.0 million distribution, including $0.4 million to AHD for its general partner interest, will be paid on November 12, 2010 to unitholders of record at the close of business on November 8, 2010.

RECENT DEVELOPMENTS

Sale of APL’s Elk City System. On September 16, 2010, APL completed the sale of its Elk City natural gas gathering and processing system to Enbridge Energy Partners, L.P. (NYSE: EEP) for $682.0 million in cash, excluding any working capital or other adjustments. APL used the net proceeds from the transaction to terminate its term loan and reduce borrowings under its revolving credit facility. We accounted for the sale of the Elk City system as discontinued operations within our consolidated financial statements and recorded a gain of $298.9 million (net of income tax provision of $12.6 million) on the sale within income (loss) from discontinued operations on our consolidated statement of operations for the three and nine months ended September 30, 2010.

On September 1, 2010, APL entered into an amendment to its credit facility agreement, which:

•

increased the annual capital contributions APL is permitted to invest in its Laurel Mountain joint venture from $10.0 million to $60.0 million (if less than $60.0 million is contributed in a calendar year, then the balance may be carried into the following year);

•

revised the definition of “Consolidated EBITDA” (a) to provide for the add-back of charges relating to premiums associated with hedging agreements in an amount up to 15% of Consolidated EBITDA and (b) to exclude the net gains or losses attributable to a disposition of assets other than in the ordinary course of business; and

•

effective upon the closing of APL’s sale of the Elk City system (see Note 6), adjusted the maximum ratio of funded debt (as defined in the credit facility) to Consolidated EBIDTA (as defined in the credit facility) to 4.75 to 1.0 from 7.0 to 1.0, the maximum ratio of senior secured funded debt (as defined in the credit facility) to Consolidated EBITDA (as defined in the credit facility) to 2.75 to 1.0 from 4.25 to 1.0, and the minimum ratio of Consolidated EBITDA to consolidated interest expense (as defined in the credit facility) to 2.50 to 1.0 from 1.9 to 1.0.

Early Termination of Derivatives. In August 2010, the Company received approximately $21.5 million in net proceeds from the early settlement of natural gas derivative positions for production periods 2013 to 2014. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under ATN’s credit facility.

Marcellus Shale Joint Venture. In April, 2010, we consummated an undivided joint venture with Reliance, whereby we sold a 40% undivided joint venture interest in approximately 300,000 net acres (approximately 120,000 net acres to Reliance) of undeveloped core Marcellus Shale leasehold acreage in exchange for $340.0 million of cash and $1,357.5 million in the form of a drilling carry. In addition to funding its own 40% interest of the drilling and completion costs, Reliance is required to fund the remaining 75% of our respective portion of drilling and completion costs until the $1,357.5 million drilling carry is fully utilized. Therefore, we are responsible for only a net 15% of the capital costs required to drill and complete each well included in the AMI for the duration of the drilling carry, which is calculated as 25% of our 60% interest in each well. We have five and a half years to utilize the drilling carry, subject to a two-year extension under certain conditions.

Acquisition of additional Marcellus Shale Acreage. In April 2010, we and Reliance agreed, through two separate transactions, to purchase an additional approximate 27,500 undeveloped core Marcellus Shale leasehold acres, which are contained within the joint venture’s AMI, for an average purchase price of approximately $4,900 per acre. One of the transactions was for approximately 16,500 leasehold acres for a total purchase price of $81.5 million, which closed in October 2010. We were reimbursed $32.6 million by Reliance for its 40% ownership interest in the acreage purchased in this transaction. The other transaction was for approximately 11,000 leasehold acres, for which we agreed to pay a total purchase price of $53.0 million at closing, which is expected to occur prior to December 31, 2010. Pursuant to our joint venture agreement, Reliance is obligated for its 40% portion of the cost of this transaction.

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

•

Administration and oversight. For each well drilled by an investment partnership, we receive a fixed fee of approximately $249,000 for both horizontal Marcellus Shale wells and horizontal wells drilled in the Collingwood Shale play of northwestern Michigan and a range of $15,700 to $62,200 for all other well types. Additionally, the partnership pays us a monthly per well administrative fee of $75 for the life of the well. Because we coinvest in the partnerships, the net fee that we receive is reduced by our proportionate interest in the well; and

•

Well services. Each partnership pays us a monthly per well operating fee, currently $100 to $1,500, for the life of the well. Because we coinvest in the partnerships, the net fee that we receive is reduced by our proportionate interest in the well.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Natural Gas Supply and Outlook. While commodity prices for natural gas were at lower levels during the three months ended September 30, 2010 when compared with earlier periods, we believe that the current development of the Marcellus Shale and new horizontal drilling techniques will likely cause relatively high levels of natural gas-related drilling in these geological areas as producers seek to increase their level of natural gas production. The areas in which we operate are experiencing a decline in the development of shallow wells, but a significant increase in drilling activity related to new and increased drilling for deeper natural gas formations and the implementation of new exploration and production techniques, including horizontal and multiple fracturing techniques. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new natural gas reserves.

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

The following table presents the number of wells we drilled, both gross and for our interest, and the number of gross wells we turned in line during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Gross wells drilled:
Appalachia:
Partnerships	15	27	25	125
Marcellus Shale joint venture	17	—	28	—
Our direct interest	—	3	—	5

	32	30	53	130

Michigan/Indiana:
Partnerships	30	11	57	47
Our direct interest	3	—	3	3

	33	11	60	50

Gross wells drilled	65	41	113	180

Our share of gross wells drilled(1):
Appalachia:
Partnerships	5	7	7	29
Marcellus Shale joint venture	8	—	15	—
Our direct interest	—	2	—	3

	13	9	22	32

Michigan/Indiana:
Partnerships	7	3	14	11
Our direct interest	1	—	1	1

	8	3	15	12

Our share of gross wells drilled	21	12	37	44

Gross wells turned in line:
Appalachia:
Partnerships	11	57	78	270
Marcellus Shale joint venture	4	—	4	—
Our direct interest	1	1	11	3

	16	58	93	273

Michigan/Indiana:
Partnerships	34	12	65	41
Our direct interest	—	2	3	15

	34	14	68	56

Gross wells turned in line	50	72	161	329

(1)

Includes (i) our percentage interest in the wells in which we have a direct ownership interest and (ii) our percentage interest in the wells based on our percentage interest in our investment partnerships.

Production Volumes. The following table presents our total net gas and oil production volumes and production per day during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010		2009	2010		2009
Production:(1)(2)
Appalachia:(3)
Natural gas (MMcf)	5,295		3,549	13,419		10,851
Oil (000’s Bbls)	89	(4)	42	246	(4)	121

Total (MMcfe)	5,827		3,803	14,892		11,575

Michigan/Indiana:
Natural gas (MMcf)	5,039		5,384	14,933		15,910
Oil (000’s Bbls)	3	(4)	1	8	(4)	2

Total (MMcfe)	5,055		5,389	14,983		15,924

Total:
Natural gas (MMcf)	10,334		8,933	28,352		26,761
Oil (000’s Bbls)	91	(4)	43	254	(4)	123

Total (MMcfe)	10,882		9,192	29,875		27,499

Production per day:(1)(2)
Appalachia:(3)
Natural gas (Mcfd)	57,554		38,579	49,155		39,748
Oil (Bpd)	964	(4)	460	899	(4)	442

Total (Mcfed)	63,339		41,339	54,551		42,400

Michigan/Indiana:
Natural gas (Mcfd)	54,777		58,519	54,700		58,277
Oil (Bpd)	28	(4)	9	30	(4)	9

Total (Mcfed)	54,944		58,573	54,882		58,331

Total:
Natural gas (Mcfd)	112,331		97,099	103,855		98,024
Oil (bpd)	992	(4)	469	930	(4)	451

Total (Mcfed)	118,283		99,913	109,433		100,730

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

(3)	Appalachia includes our production located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(4)	Includes NGL production volume for the three and nine months ended September 30, 2010.

Production Revenues, Prices and Costs. Our production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas, which comprised 99% of our proved reserves on an energy equivalent basis at December 31, 2009. The following table presents our production revenues and average sales prices for our natural gas and oil production for the three and nine months ended September 30, 2010 and 2009, along with our average production costs, taxes, and transmission and compression costs in each of the reported periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010		2009	2010		2009
Production revenues (in thousands):
Appalachia:(1)
Natural gas revenue	$24,988		$22,802	$73,589		$79,873
Oil revenue	4,318	(6)	3,185	13,228	(6)	8,264

Total revenues	$29,306		$25,987	$86,817		$88,137

Michigan/Indiana:
Natural gas revenue	$38,130		$39,946	$113,533		$119,646
Oil revenue	67	(6)	53	250	(6)	125

Total revenues	$38,197		$39,999	$113,783		$119,771

Total:
Natural gas revenue	$63,118		$62,748	$187,122		$199,519
Oil revenue	4,385	(6)	3,238	13,478	(6)	8,389

Total revenues	$67,503		$65,986	$200,600		$207,908

Average sales price:(2)
Natural gas (per Mcf):
Total realized price, after hedge(3)(4)	$6.62		$7.29	$7.08		$7.67
Total realized price, before hedge(3)(4)	$4.35		$3.19	$4.74		$4.01
Oil (per Bbl):
Total realized price, after hedge	$73.73		$75.03	$74.67		$68.13
Total realized price, before hedge	$65.82		$62.81	$68.44		$52.30

Production costs (per Mcfe):(2)
Appalachia:(1)
Lease operating expenses(5)	$0.76		$0.98	$0.88		$1.04
Production taxes	0.02		0.03	0.03		0.03
Transportation and compression	0.78		0.75	0.72		0.78

	$1.56		$1.76	$1.62		$1.85

Michigan/Indiana:
Lease operating expenses	$0.80		$0.69	$0.80		$0.70
Production taxes	0.28		0.22	0.29		0.25
Transportation and compression	0.22		0.23	0.23		0.24

	$1.30		$1.14	$1.32		$1.20

Total:
Lease operating expenses(5)	$0.78		$0.81	$0.84		$0.84
Production taxes	0.14		0.14	0.16		0.16
Transportation and compression	0.52		0.45	0.47		0.47

	$1.44		$1.40	$1.47		$1.47

(1)	Appalachia includes our operations located in Pennsylvania, Ohio, New York, West Virginia and Tennessee.
(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Excludes the impact of certain allocations of production revenue to investor partners within our investment partnerships for the three and nine months ended September 30, 2010 and 2009. Including the effect of these allocations, the average realized gas sales price were $6.08 per Mcf ($3.81 per Mcf before the effects of financial hedging) and $7.06 per Mcf ($2.97 per Mcf before the effects of financial hedging) for the three months ended September 30, 2010 and 2009, respectively, and $6.60 per Mcf ($4.26 per Mcf before the effects of financial hedging) and $7.55 per Mcf ($3.89 per mcf before the effects of financial hedging) for the nine months ended September 30, 2010 and 2009, respectively.

(4)

Includes adjustments of $(0.2) million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $(0.1) million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively, related to cash proceeds received and payments made in June 2007 from the settlement of ineffective derivatives associated with the acquisition of our Michigan operations.

(5)

Excludes the effects of our proportionate share of lease operating expenses associated with certain allocations of production revenue to investor partners within our investment partnerships. Including the effects of these costs, Appalachia lease operating expenses per Mcfe were $0.44 per Mcfe ($1.24 per Mcfe for total production costs) and $0.80 per Mcfe ($1.58 per Mcfe for total production costs) for the three months ended September 30, 2010 and 2009, respectively, and $0.56 per Mcfe ($1.31 per Mcfe for total production costs) and $0.94 per Mcfe ($1.75 per Mcfe for total production costs) for the nine months ended September 30, 2010 and 2009, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $0.61 per Mcfe ($1.27 per Mcfe for total production costs) and $0.73 per Mcfe ($1.32 per Mcfe for total production costs) for the three months ended September 30, 2010 and 2009, respectively, and $0.68 per Mcfe ($1.31 per Mcfe for total production costs) and $0.80 per Mcfe ($1.43 per Mcfe for total production costs) for the nine months ended September 30, 2010 and 2009, respectively.

(6)	Includes NGL production revenue for the three and nine months ended September 30, 2010.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009. Total natural gas revenues were $63.1 million for the three months ended September 30, 2010, an increase of $0.4 million from $62.7 million for the three months ended September 30, 2009. This increase consisted of a $9.3 million increase attributable to higher natural gas production volumes, partially offset by a $5.3 million decrease attributable to lower realized natural gas prices and a $3.6 million increase in gas revenues allocated to the investor partners within our investment partnerships for the three months ended September 30, 2010 compared with the prior year period. Total oil revenues were $4.4 million for the three months ended September 30, 2010, an increase of $1.2 million from $3.2 million for the comparable prior year period. This increase resulted primarily from a $1.7 million increase from the sale of natural gas liquids, partially offset by a $0.5 million decrease associated with lower oil production volumes and lower average realized prices.

Appalachia production costs were $7.2 million for the three months ended September 30, 2010, an increase of $1.2 million from $6.0 million for the three months ended September 30, 2009. This increase was principally due to a $1.7 million increase in transportation costs associated with the Laurel Mountain joint venture and a $0.7 million increase associated with labor, maintenance expenses and other costs associated with the growth of our operations. This amount was partially offset by a $1.2 million increase associated with our proportionate share of lease operating expenses associated with our revenue that was allocated to the investor partners within our investment partnerships. Michigan/Indiana production costs were $6.6 million for the three months ended September 30, 2010, an increase of $0.5 million from $6.1 million for the comparable prior year period. This increase was primarily attributable to a $0.2 million increase for production-related taxes, a $0.2 million increase in parts and materials expenses due to timing of purchases and a $0.1 million increase in compression station expenses.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009. Total natural gas revenues were $187.1 million for the nine months ended September 30, 2010, a decrease of $12.4 million from $199.5 million for the nine months ended September 30, 2009. This decrease consisted of a $13.4 million decrease attributable to lower realized natural gas prices and a $10.3 million increase in gas revenues allocated to the investor partners within our investment partnerships for the nine months ended September 30, 2010 compared with the prior year period, partially offset by a $11.3 million increase attributable to higher natural gas production volumes. Total oil revenues were $13.5 million for the nine months ended September 30, 2010, an increase of $5.1 million from $8.4 million for the comparable prior year period. This increase resulted primarily from a $5.1 million increase from the sale of natural gas liquids and a $0.7 million increase associated with higher average realized oil prices, partially offset by a $0.7 million decrease associated with lower oil production volumes.

Appalachia production costs were $19.5 million for the nine months ended September 30, 2010, an increase of $5.4 million from $14.1 million for the nine months ended September 30, 2009. This increase was principally due to a $6.2 million decrease in the elimination of intercompany transportation costs subsequent to the formation of the Laurel Mountain joint venture, a $1.6 million increase in transportation costs due to increased production volume and a $1.2 million increase in other production related expenses, partially offset by a $3.6 million increase associated with our proportional share of lease operating expenses associated with our revenue that was allocated to the investor partners within our investment partnerships. Prior to the formation of Laurel Mountain, the transportation costs included within Appalachia production costs were eliminated within our consolidated financial statements against APL’s corresponding transportation revenue for performing such transportation services. Subsequent to the formation of Laurel Mountain, APL no longer recognizes transportation revenue for these transportation services, but rather recognizes its equity in the net income of Laurel Mountain. The increase in transportation costs and other production related expenses was related to the growth of our production and operation. Michigan/Indiana production costs were $19.7 million for the nine months ended September 30, 2010, an increase of $0.6 million from $19.1 million for the comparable prior year period. This increase was primarily attributable to a $0.5 million increase in parts and materials expenses due to timing of purchases and a $0.4 million increase for production-related taxes, partially offset by a decrease of $0.3 million associated with transportation expenses.

PARTNERSHIP MANAGEMENT

Well Construction and Completion

Drilling Program Results. The number of wells we drill will vary within the partnership management segment depending on the amount of money we raise through our investment partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of drilling partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells we drilled for our investment partnerships during the three and nine months ended September 30, 2010 and 2009. We drilled one exploratory well during the three and nine months ended September 30, 2010. There were no exploratory wells drilled during the three and nine months ended September 30, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Drilling partnership investor capital:
Raised	$119,925	$9,177	$149,342	$131,177
Deployed	$60,748	$81,496	$176,685	$257,231

Gross partnership wells drilled:
Appalachia	15	27	25	125
Michigan/Indiana	30	11	57	47

Total	45	38	82	172

Net partnership wells drilled:
Appalachia	15	26	25	111
Michigan/Indiana	26	10	49	43

Total	41	36	74	154

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for investment partnerships we sponsor. The following table sets forth information relating to these revenues and the related costs and number of net wells drilled during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average construction and completion:
Revenue per well	$1,321	$2,328	$1,749	$1,513
Cost per well	1,119	1,975	1,482	1,284

Gross profit per well	$202	$353	$267	$229

Gross profit margin	$9,267	$12,358	$26,961	$38,995

Partnership net wells associated with revenue recognized(1):
Marcellus Shale - horizontal	3	1	8	4
Marcellus Shale - vertical	1	20	23	59
Tennessee - horizontal	—	3	8	9
Tennessee - vertical	3	—	3	—
Michigan/Indiana - horizontal	29	7	48	18
Michigan/Indiana - vertical	5	4	6	22
Other - shallow	5	—	5	58

	46	35	101	170

(1)	Consists of Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009. Well construction and completion segment margin was $9.3 million for the three months ended September 30, 2010, a decrease of $3.1 million from $12.4 million for the three months ended September 30, 2009. This decrease was due to a $5.3 million decrease associated with lower gross profit per well, partially offset by a $2.2 million related to an increase in the number of wells recognized for revenue within the investment partnerships. Since our drilling contracts with the investment partnerships are on a “cost-plus” basis (typically cost-plus 18%), an increase or decrease in our average cost per well also results in a proportionate increase or decrease in our average revenue per well, which directly affects the number of wells we drill. Average cost and revenue per well have decreased due to a shift to drilling Michigan/Indiana wells within the investor partnerships subsequent to the formation of our Marcellus Shale joint venture in the second quarter 2010. Typically, Michigan/Indiana wells have a lower cost per well as compared to Marcellus Shale wells.

Our consolidated balance sheet at September 30, 2010 includes $95.2 million of “liabilities associated with drilling contracts” for funds raised by our investment partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our consolidated statements of operations. We expect to recognize this amount as revenue during the fourth quarter of 2010.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009. Well construction and completion segment margin was $27.0 million for the nine months ended September 30, 2010, a decrease of $12.0 million from $39.0 million for the nine months ended September 30, 2009. This decrease was due to a $18.4 million decrease associated with a decline in the number of wells recognized for revenue within the investment partnerships, partially offset by a $6.4 million increase due to increased gross profit per well. Average cost and revenue per well have increased due to a shift, principally during the first quarter 2010, from drilling less expensive shallow partnership wells to more expensive deep or horizontal shale partnership wells in both Appalachia and Michigan/Indiana during the nine months ended September 30, 2010 in comparison to the comparable prior year period.

Administration and Oversight

Administration and oversight fee revenues represents supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for our investment partnerships.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009. Administration and oversight fee revenues were $3.6 million for the three months ended September 30, 2010, an increase of $0.5 million from $3.1 million for the three months ended September 30, 2009. This increase was primarily due to an increase in the number of wells drilled during the current year period in comparison to the prior year period.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009. Administration and oversight fee revenues were $7.5 million for the nine months ended September 30, 2010, a decrease of $2.1 million from $9.6 million for the nine months ended September 30, 2009. This decrease was primarily due to fewer wells drilled during the current year period in comparison to the prior year comparable period, partially offset by an increase in the number of Marcellus Shale horizontal wells drilled, for which we earn higher fees for our partnership management activities in comparison to conventional wells.

Well Services

Well service revenue and expenses represent the monthly operating fees we charge and the work our service company performs for our investment partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells in which we serve as operator.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009. Well services revenues were $6.0 million for the three months ended September 30, 2010, an increase of $1.0 million from $5.0 million for the three months ended September 30, 2009. Well services expenses were $2.8 million for three months ended September 30, 2010, an increase of $0.4 million from $2.4 million for the three months ended September 30, 2009. These increases were primarily attributable to an increase in the number of producing wells.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009. Well services revenues were $17.1 million for the nine months ended September 30, 2010, an increase of $2.2 million from $14.9 million for the nine months ended September 30, 2009. Well services expenses were $8.1 million for nine months ended September 30, 2010, an increase of $1.2 million from $6.9 million for the nine months ended September 30, 2009. These increases were primarily attributable to an increase in the number of producing wells.

Gathering and Processing

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

The following table presents our gathering revenues and expenses and those attributable to APL for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gathering and Processing:	2010	2009(1)	2010	2009(1)
Atlas Energy:
Revenue	$5,262	$6,098	$15,501	$16,210
Expense	(7,522)	(7,972)	(22,398)	(24,205)

Gross Margin	$(2,260)	$(1,874)	$(6,897)	$(7,995)

Atlas Pipeline:
Revenue	$230,429	$173,229	$671,922	$483,682
Expense	(191,772)	(143,300)	(558,708)	(407,979)

Gross Margin	$38,657	$29,929	$113,214	$75,703

Eliminations:
Revenue	$—	$—	$—	$(16,766)
Expense	—	—	—	11,837

Gross Margin	$—	$—	$—	$(4,929)

Total:
Revenue	$235,691	$179,327	$687,423	$483,126
Expense	(199,294)	(151,272)	(581,106)	(420,347)

Gross Margin	$36,397	$28,055	$106,317	$62,779

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sale of APL’s assets in September 2010 and May 2009.

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009. Our net gathering fee expense for the three months ended September 30, 2010 was $2.3 million compared with $1.9 million for the three months ended September 30, 2009. This unfavorable increase was principally due to lower average gas sales prices between periods, partially offset by higher Appalachia production volumes.

Gathering and processing margin for APL was $38.7 million for the three months ended September 30, 2010 compared with $29.9 million for the three months ended September 30, 2009. This increase was due principally to higher average natural gas liquids and crude oil commodity prices between periods.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009. Our net gathering fee expense for the nine months ended September 30, 2010 was $6.9 million compared with $8.0 million for the nine months ended September 30, 2009. This favorable decrease was principally due to higher Appalachia production volumes between periods.

Gathering and processing margin for APL was $113.2 million for the nine months ended September 30, 2010 compared with $75.7 million for the nine months ended September 30, 2009. This increase was due principally to higher average natural gas liquids and crude oil commodity prices between periods.

Gain (Loss) on Mark-to-Market Derivatives

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009. Loss on mark-to-market derivatives was $6.9 million for the three months ended September 30, 2010 as compared with $0.0 million for the three months ended September 30, 2009. This unfavorable movement was due primarily to an $8.4 million unfavorable movement in non-cash derivative gains related to early terminations of a portion of APL’s derivative contracts, a $4.4 million unfavorable movement in APL’s non-cash mark-to-market adjustments on outstanding derivative contracts and an unfavorable movement of $2.7 million related to cash settlements on net cash derivative expense related to the early termination of a portion of its derivative contracts, partially offset by an $8.6 million favorable variance related to APL’s cash settlements on derivatives that were not designated as hedges.

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009. Gain on mark-to-market derivatives was $3.0 million for the nine months ended September 30, 2010 compared with a loss of $23.9 million for the nine months ended September 30, 2009. This favorable movement was due primarily to a $61.2 million favorable movement in APL’s non-cash mark-to-market adjustments on outstanding derivative contracts and a $8.0 million favorable movement in non-cash derivative gains related to early terminations of a portion of APL’s derivative contracts, partially offset by an unfavorable movement of $33.1 million related to cash settlements on net cash derivative expense related to the early termination of a portion of its derivative contracts and a $9.2 million unfavorable variance due to APL’s cash settlements on derivatives that were not designated as hedges.

OTHER COSTS AND EXPENSES

General and Administrative

The following table presents our general and administrative expenses and those attributable to APL and AHD for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
General and Administrative expenses:
Atlas Energy	$21,405	$22,532	$60,147	$54,631
Atlas Pipeline and Atlas Pipeline Holdings	8,061	9,482	25,401	26,585

Total	$29,466	$32,014	$85,548	$81,216

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sale of APL’s assets in September 2010 and May 2009.

Total general and administrative expenses, including amounts reimbursed to affiliates, decreased to $29.5 million for the three months ended September 30, 2010 compared with $32.0 million for the three months ended September 30, 2009. This decrease was due to our $1.1 million decrease and a $1.4 million decrease related to APL and AHD. Our $1.1 million decrease was primarily related to a $6.1 million decrease in restructuring costs related to our merger with ATN in September 2009, partially offset by a $3.1 million increase in non-cash stock compensation expense and an increase in expenses related to wages and other corporate activities due to the growth of our business. APL and AHD’s $1.4 million decrease was principally due to a $1.2 million decrease in expenses related to wages and a $0.2 million decrease in outside services and other corporate activities.

Total general and administrative expenses, including amounts reimbursed to affiliates, increased to $85.5 million for the nine months ended September 30, 2010 compared with $81.2 million for the nine months ended September 30, 2009. This $4.3 million increase was due to our $5.5 million increase, partially offset by a $1.2 million decrease related to APL and AHD. Our $5.5 million increase was primarily related to a $5.9 million increase in non-cash stock compensation expense and a $6.4 million increase in wages and other corporate activities due to the growth of our business, partially offset by a $6.8 million decrease in restructuring costs related to our merger with ATN in September 2009. APL and AHD’s $1.2 million decrease was principally due to a $2.6 million decrease in expenses related to wages, partially offset by a $2.1 million increase in non-cash stock compensation expense.

Depreciation, Depletion and Amortization

The following table presents our depreciation, depletion and amortization expense and that which was attributable to APL and AHD for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
Depreciation, depletion and amortization:
Atlas Energy	$30,257	$24,563	$87,232	$79,863
Atlas Pipeline and Atlas Pipeline Holdings	18,567	17,917	55,648	55,568

Total	$48,824	$42,480	$142,880	$135,431

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sale of APL’s assets in September 2010 and May 2009.

Total depreciation, depletion and amortization increased to $48.8 million for the three months ended September 30, 2010 compared with $42.5 million for the comparable prior year period due primarily to a $5.3 million increase in our depletion expense. Total depreciation, depletion and amortization increased to $142.9 million for the nine months ended September 30, 2010 compared with $135.4 million for the comparable prior year period, due primarily to a $6.6 million increase in our depletion expense.

The following table presents our depletion expense, excluding amounts attributable to APL and AHD, per Mcfe for our Appalachia and Michigan/Indiana regions for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Depletion expense (in thousands):
Appalachia	$13,836	$9,383	$38,665	$34,645
Michigan/Indiana	14,977	14,103	44,575	41,967

Total	$28,813	$23,486	$83,240	$76,612

Depletion expense as a percentage of gas and oil production revenue	43%	36%	41%	37%

Depletion per Mcfe:
Appalachia	$2.37	$2.47	$2.60	$2.99
Michigan/Indiana	$2.96	$2.62	$2.98	$2.64
Total	$2.65	$2.56	$2.79	$2.79

Depletion expense varies from period to period and is directly affected by changes in our oil and gas reserve quantities, production levels, product prices and changes in the depletable cost basis of our oil and gas properties. For the three months ended September 30, 2010, depletion expense increased $5.3 million to $28.8 million compared with $23.5 million for the three months ended September 30, 2009. Our depletion expense of oil and gas properties as a percentage of oil and gas revenues was 43% for the three months ended September 30, 2010, compared with 36% for the three months ended September 30, 2009. Depletion expense per Mcfe was $2.65 for the three months ended September 30, 2010, an increase of $0.09 per Mcfe from $2.56 for the three months ended September 30, 2009. Depletion expense increased between periods principally due to an overall increase in production volumes, partially offset by a $156.4 million write-down of our Upper Devonian field during the three months ended December 31, 2009.

For the nine months ended September 30, 2010, depletion expense increased $6.6 million to $83.2 million compared with $76.6 million for the nine months ended September 30, 2009. Our depletion expense of oil and gas properties as a percentage of oil and gas revenues was 41% for the nine months ended September 30, 2010, compared with 37% for the nine months ended September 30, 2009. Depletion expense per Mcfe was $2.79 for both the nine months ended September 30, 2010 and 2009. Depletion expense increased between periods principally due to an overall increase in production volumes, partially offset by a $156.4 million write-down of our Upper Devonian field during the three months ended December 31, 2009.

Gain (Loss) on Asset Sales

Gain on asset sales was $0.7 million for the three months ended September 30, 2010 compared with loss on asset sales of $2.4 million for the three months ended September 30, 2009. Gain on asset sales was $286.4 million for the nine months ended September 30, 2010 compared with $103.3 million for the nine months ended September 30, 2009. Gain on asset sales of $286.4 million for the nine months ended September 30, 2010 principally represents the gain recognized on the sale of acreage to Reliance in connection with the formation of our Marcellus Shale joint venture, partially offset by the loss recognized on our sale of a processing plant outside of our core operating area during the first quarter 2010. Gain on asset sales of $103.3 million for the nine months ended September 30, 2009 principally represents the gain recognized on APL’s sale of a 51% ownership interest in its Appalachia natural gas gathering system to the Laurel Mountain joint venture.

Interest Expense

The following table presents our interest expense and that which was attributable to APL and AHD for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
Interest Expense:
Atlas Energy	$17,387	$19,161	$52,406	$47,269
Atlas Pipeline and Atlas Pipeline Holdings	28,424	29,296	80,564	77,920
Eliminations	(1,001)	(686)	(1,980)	(743)

Total	$44,810	$47,771	$130,990	$124,446

(1)	Restated to reflect amounts reclassified to discontinued operations due to the sale of APL’s assets in September 2010 and May 2009.

Total interest expense decreased to $44.8 million for the three months ended September 30, 2010 as compared with $47.8 million for the three months ended September 30, 2009. This $3.0 million decrease was primarily due to our $1.8 million decrease, a $0.9 million decrease related to APL and AHD and a $0.3 million favorable increase in intercompany eliminations related to AHD’s promissory note. Our $1.8 million increase was principally attributable to lower average borrowings under ATN’s credit facility, primarily due to the repayment of amounts outstanding subsequent to the formation of our Marcellus Shale joint venture. The $0.9 million decrease in interest expense for APL and AHD was due principally to a $2.8 million decrease associated with lower average interest rates under APL’s credit facility and a $2.2 million decrease in interest expense related to APL’s term loan due to its repayment during the three months ended September 30, 2010, partially offset by a $4.1 million increase in the amortization of deferred financing costs. APL recognized $4.3 million of accelerated amortization of deferred financing costs during the three months ended September 30, 2010 due to the retirement of APL’s term loan.

Total interest expense increased to $131.0 million for the nine months ended September 30, 2010 as compared with $124.4 million for the nine months ended September 30, 2009. This $6.6 million increase was primarily due to our $5.1 million increase and a $2.7 million increase related to APL and AHD, partially offset by a $1.2 million decrease from eliminations of intercompany interest related to AHD’s promissory note. Our $5.1 million increase was principally attributable to a $13.7 million increase associated with ATN’s issuance of $200.0 million of 12.125% senior unsecured notes in July 2009, partially offset by a $5.7 million decrease in credit facility interest associated with lower average borrowings under ATN’s credit facility and a $2.9 million favorable increase in capitalized interest. The $5.7 million decrease associated with ATN’s credit facility was primarily due to the repayment of amounts outstanding subsequent to the formation of our Marcellus Shale joint venture. The $2.7 million increase in interest expense for APL and AHD was due principally a $3.4 million increase in interest expense associated with outstanding borrowings on APL’s revolving credit facility and a $2.6 million increase in amortization of deferred finance costs, partially offset by a $2.6 million decrease in interest expense associated with APL’s term loan and a $0.7 million favorable movement in capitalized interest.

Income Taxes

Income tax benefit related to net income from continuing operations attributable to common shareholders for the three months ended September 30, 2010 was $0.0 million as compared with an income tax benefit of $1.1 million for the three months ended September 30, 2009. Our effective income tax rate related to net income from continuing operations attributable to common shareholders was 39% for both the three months ended September 30, 2010 and 2009. Our effective tax rate fluctuates as a result of the impact of state income taxes and permanent differences between our accounting for certain revenue or expense items and their corresponding treatment for income tax purposes.

Income tax provision related to net income from continuing operations attributable to common shareholders for the nine months ended September 30, 2010 was $111.2 million as compared with $4.7 million for the nine months ended September 30, 2009. Our effective income tax rate related to net income from continuing operations attributable to common shareholders was 39% for both the nine months ended September 30, 2010 and 2009. Our effective tax rate fluctuates as a result of the impact of state income taxes and permanent differences between our accounting for certain revenue or expense items and their corresponding treatment for income tax purposes. We expect our effective income tax rate to be 39% for the year ending December 31, 2010.

Income (Loss) from Discontinued Operations

For the three and nine months ended September 30, 2010, income (loss) from discontinued operations, net of the related income tax provision (benefit), which consists of amounts associated with APL’s Elk City system was $293.6 million and $307.8 million, respectively, net of the related tax provision of $12.3 million and $12.9 million, respectively. For the three and nine months ended September 30, 2009, income from discontinued operations, net of the related income tax provision, which consists of amounts associated with APL’s Elk City and NOARK systems that were sold in September 2010 and May 2009, respectively, was $8.8 million and $77.7 million, respectively, net of the related income tax provision of $0.4 million and $3.5 million, respectively.

(Income) Loss Attributable to Non-Controlling Interests

Income attributable to non-controlling interests was $259.0 million for the three months ended September 30, 2010 compared with loss of $9.2 million for the comparable prior year period. Income attributable to non-controlling interests was $260.6 million for the nine months ended September 30, 2010 compared with a loss of $103.7 million for the comparable prior year period. Income attributable to non-controlling interests includes an allocation of APL’s and AHD’s net income (loss) to non-controlling interest holders, as well as an allocation of ATN’s net income prior to the Merger on September 29, 2009 to its non-controlling interest holders. This change was primarily due to an increase in APL’s net earnings between periods.

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

ATN Revolving Credit Facility

At September 30, 2010, ATN had a credit facility with a syndicate of banks with a borrowing base of $550.0 million that matures in June 2012. The borrowing base is redetermined semiannually on April 1 and October 1 subject to changes in oil and gas reserves and is automatically reduced by 25% of the stated principal of any senior unsecured notes issued by ATN. Up to $50.0 million of the credit facility may be in the form of standby letters of credit, of which $1.6 million was outstanding at September 30, 2010. The facility is secured by substantially all of ATN’s assets and is guaranteed by each of its subsidiaries. The facility allows ATN to distribute to us (a) amounts equal to our income tax liability attributable to ATN’s net income at the highest marginal rate and (b) up to $40.0 million per year and, to the extent that it distributes less than that amount in any year, it may carry over up to $20.0 million for use in the next year.

The events which constitute an event of default for ATN’s credit facility are customary for loans of this size, including payment defaults, breaches of representations or covenants contained in the credit agreement, adverse judgments against ATN in excess of a specified amount and a change of control. In addition, the agreement limits sales, leases or transfers of assets and the incurrence of additional indebtedness. ATN is in compliance with these covenants as of September 30, 2010. The credit facility also requires ATN to maintain a ratio of current assets (as defined in the credit facility) to current liabilities (as defined in the credit facility) of not less than 1.0 to 1.0, and a ratio of total debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”, as defined in the credit facility) of less than or equal to 3.5 to 1.0. Based on the definitions contained in ATN’s credit facility, its ratio of current assets to current liabilities was 2.5 to 1.0 and its ratio of total debt to EBITDA was 2.5 to 1.0 at September 30, 2010.

Cash Flows – Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

Net cash provided by operating activities of $222.2 million for the nine months ended September 30, 2010 represented a favorable movement of $98.2 million from net cash provided by operating activities of $124.0 million for the comparable prior year period. The increase was derived principally from a $116.0 million favorable movement in deferred taxes, a $46.2 million favorable movement in distributions paid to non-controlling interests and a $25.7 million favorable movement in working capital, partially offset by a $79.8 million decrease in net income from continuing operations excluding non-cash items and $10.1 million unfavorable movement in cash provided by discontinued operations. The non-cash charges which impacted net income include a $183.1 million unfavorable movement in gains on asset sales and an unfavorable movement in non-cash gain on derivatives of $17.9 million, partially offset by a $103.3 million increase in net income from continuing operations and a $17.9 million favorable movement in non-cash expenses, including compensation expense, depreciation, depletion and amortization and amortization of deferred financing costs. The movement in non-cash derivative losses resulted from increases in commodity prices from January 1, 2009 through September 30, 2009 and their $55.2 million unfavorable impact on the fair value of derivative contracts we and APL had for future periods. The movement in cash distributions to non-controlling interest holders was due mainly to decreases in the cash distributions of our consolidated subsidiaries, including ATN prior to the Merger. The movement in working capital was principally due to a $29.7 million favorable movement in accounts receivable and other current assets, partially offset by a $4.0 million unfavorable movement in accounts payable and other current liabilities.

Net cash provided by investing activities of $686.8 million for the nine months ended September 30, 2010 represented a favorable movement of $553.0 million from $133.8 million for the comparable prior year period. This favorable movement was principally due to a $384.5 million increase in net cash provided by investing activities related to discontinued operations, a $215.4 million increase in net proceeds from asset sales and an $8.5 million favorable movement in other assets, partially offset by a $42.7 million unfavorable movement in capital expenditures and a $12.7 million unfavorable movement in investments in our and APL’s unconsolidated subsidiaries, including our investment in Lightfoot. See further discussion of capital expenditures under “- Capital Requirements”.

Net cash used in financing activities of $849.8 million for the nine months ended September 30, 2010 represented an unfavorable movement of $523.2 million from $326.6 million for the comparable prior year period. This unfavorable movement was principally due to $371.8 million reduction in ATN, AHD, and APL’s long-term debt and the absence in the current period of $196.2 million of long-term debt issued by ATN in the prior year comparable period, partially offset by a $14.2 million favorable movement related to net proceeds received from APL’s issuances of units, a $10.6 million favorable movement in restructuring charges related to the Merger with ATN in September 2009, a $2.0 million decrease in net repayments of amounts outstanding under ATN’s, AHD’s and APL’s respective credit facilities and an $18.0 million favorable movement in deferred financing costs and other financing activities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
Atlas Energy	$97,163	$34,372	$257,424	$130,785
Atlas Pipeline	8,524	5,106	31,194	115,132

Total	$105,687	$39,478	$288,618	$245,917

(1)	Restated to reflect amounts reclassified to discontinued operations due to APL’s sale of assets in September 2010 and May 2009.

During the three months ended September 30, 2010, our capital expenditures of $97.2 million related primarily to $52.9 million incurred for leasehold acquisition costs, an increase of $49.2 million when compared with the prior year period, $19.8 million of investments in our investment partnerships, an increase of $3.6 million when compared with the prior year period and $17.7 million for wells drilled exclusively for our own account and that of our Marcellus joint venture, an increase of $11.7 million when compared with the prior year period. Capital expenditures for wells drilled exclusively for our own account and that of our Marcellus joint venture includes $4.0 million of Marcellus joint venture expenditures for the three months ended September 30, 2010, which represents our 15% contribution under the joint venture agreement. At September 30, 2010, the remaining balance of our drilling carry from Reliance under the Marcellus joint venture agreement was $1,345.5 million.

During the nine months ended September 30, 2010, our capital expenditures of $257.4 million related primarily to $129.0 million incurred for leasehold acquisition costs, an increase of $108.7 million when compared with the prior year period, $62.0 million for wells drilled exclusively for our own account and that of our Marcellus joint venture, an increase of $46.5 million when compared with the prior year period, and $44.9 million of investments in our investment partnerships, a decrease of $19.6 million when compared with the prior year period. Capital expenditures for wells drilled exclusively for our own account and that of our Marcellus joint venture includes $5.1 million of Marcellus joint venture expenditures for the nine months ended September 30, 2010, which represents our 15% contribution under the joint venture agreement.

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

Atlas Pipeline Partners. APL’s capital expenditures increased to $8.5 million for the three months ended September 30, 2010 compared with $5.1 million for the comparable prior year period. The increase was due principally to costs incurred in the prior year related to APL’s Woolsey Compression Station within the Chaney Dell system. APL’s capital expenditures decreased to $31.2 million for the nine months ended September 30, 2010 compared with $115.1 million for the comparable prior year period. The decrease was due principally to costs incurred in the prior year related to APL’s construction of the Madill to Velma pipeline and its Nine Mile gas plant and compressor upgrades.

As of September 30, 2010, we and APL are committed to expend approximately $111.9 million on drilling and completion expenditures, pipeline extensions, compressor station upgrades and processing facility upgrades.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, our and our subsidiaries’ off-balance sheet arrangements are limited to our approximate $9.5 million guarantee of Crown Drilling of Pennsylvania, LLC’s million credit agreement, ATN’s and APL’s letters of credit outstanding of $1.6 million and $5.1 million, respectively, and commitments to spend $111.9 million related to our drilling and completion expenditures and APL’s capital expenditures.

DIVIDENDS

We paid cash dividends of $2.0 million for the nine months ended September 30, 2009. No dividends were paid for the three and nine months ended September 30, 2010 or for the three months ended September 30, 2009. The determination of the amount of future cash dividends, if any, is at the sole discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, deferred tax assets and liabilities, depletion, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements was included within our Audit Report on Form 10-K for the year ended December 31, 2009 and in Note 2 under Item 1, “Financial Statements” included in this report, and there have been no material changes to these policies through September 30, 2010.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodical use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2010. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

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

Interest Rate Risk. At September 30, 2010, ATN had an outstanding balance of $76.0 million on its senior secured revolving credit facility with a borrowing base of $550.0 million. At September 30, 2010, ATN had interest rate derivative contracts having aggregate notional principal amounts of $150.0 million. Under the terms of this agreement, ATN will pay weighted average interest rates of 3.1% plus the applicable margin as defined under the terms of ATN’s revolving credit facility, and will receive LIBOR plus the applicable margin on the notional principal amounts. The interest rate swap agreement was effective as of September 30, 2010 and expires on January 31, 2011. Beginning May 1, 2010, ATN discontinued hedge accounting for its interest rate derivatives, which were qualified as hedges under prevailing accounting literature. As such, subsequent changes in the fair value of these derivatives will be recognized within other income, net in our consolidated statement of operations.

At September 30, 2010, APL had $12.0 million of outstanding borrowings under its $380.0 million senior secured revolving credit facility. Borrowings under APL’s credit facility bear interest, at its option, at either (i) adjusted LIBOR plus the applicable margin, as defined, or (ii) the higher of the federal funds rate plus 0.5% or the Wachovia Bank prime rate (each plus the applicable margin). On May 29, 2009, APL entered into an amendment to its senior secured credit facility agreement, which, among other changes, set a floor for the LIBOR interest rate of 2.0% per annum.

Holding all other variables constant, including the effect of interest rate derivatives, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense by $0.1 million.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in the average price of natural gas, NGLs, condensate and oil would result in a change to our consolidated operating income from continuing operations, excluding income tax effects, for the twelve-month period ending September 30, 2011 of approximately $25.8 million.

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

At September 30, 2010, we had the following interest rate and commodity derivatives:

Interest Fixed Rate Swap

Term	Notional Amount	Option Type	Contract Period Ended December 31,
January 2008 – January 2011	$150,000,000	Pay 3.1% -Receive LIBOR	2010
			2011

Natural Gas Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price

	(mmbtu)(1)	(per mmbtu) (1)
2010	10,070,000	$7.387
2011	26,480,000	$6.591
2012	20,852,300	$6.797
2013	13,211,500	$5.915
2014	6,960,000	$5.714

Natural Gas Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(mmbtu)(1)	(per mmbtu) (1)
2010	Puts purchased	1,290,000	$6.605
2010	Calls sold	1,290,000	$7.805
2011	Puts purchased	13,380,000	$6.147
2011	Calls sold	13,380,000	$7.236
2012	Puts purchased	12,240,000	$6.052
2012	Calls sold	12,240,000	$7.160
2013	Puts purchased	14,880,000	$5.311
2013	Calls sold	14,880,000	$6.522
2014	Puts purchased	6,840,000	$5.337
2014	Calls sold	6,840,000	$6.461

Crude Oil Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl) (1)	(per Bbl) (1)
2010	12,600	$97.060
2011	42,600	$77.460
2012	33,500	$76.855
2013	10,000	$77.360

Crude Oil Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2010	Puts purchased	8,000	$85.000
2010	Calls sold	8,000	$112.219
2011	Puts purchased	27,000	$67.223
2011	Calls sold	27,000	$89.436
2012	Puts purchased	21,500	$65.506
2012	Calls sold	21,500	$91.448
2013	Puts purchased	6,000	$65.358
2013	Calls sold	6,000	$93.442

(1)	“Mmbtu” represents million British Thermal Units; “Bbl” represents barrels.

As of September 30, 2010, APL had the following commodity derivatives, which do not qualify for hedge accounting:

Fixed Price Swaps

Production Period	Purchased/ Sold	Commodity	Volumes(1)	Average Fixed Price

Natural Gas

2010	Sold	Natural Gas Basis	1,140,000	(0.700)
2010	Purchased	Natural Gas Basis	1,140,000	(0.705)
2011	Sold	Natural Gas Basis	1,920,000	(0.728)
2011	Purchased	Natural Gas Basis	1,920,000	(0.758)
2012	Sold	Natural Gas Basis	720,000	(0.685)
2012	Purchased	Natural Gas Basis	720,000	(0.685)

Natural Gas Liquids

2010	Sold	Propane	8,820,000	1.115
2010	Sold	Normal Butane	1,890,000	1.550
2010	Sold	Natural Gasoline	1,512,000	1.925
2011	Sold	Propane	2,016,000	1.150

Crude Oil

2011	Sold	Crude Oil	78,000	92.870

Options

Production Period	Purchased/ Sold	Type	Commodity	Volumes(1)	Average Strike Price

Natural Gas

2010	Purchased(2)	Call	Natural Gas	2,100,000	$6.500

Crude Oil

2010	Purchased	Put	Crude Oil	150,000	74.400
2010	Sold	Call	Crude Oil	273,000	100.051
2010	Purchased(3)	Call	Crude Oil	87,000	120.000
2011	Purchased	Put	Crude Oil	420,000	89.000
2011	Sold	Call	Crude Oil	678,000	94.681
2011	Purchased(3)	Call	Crude Oil	252,000	120.000
2012	Sold	Call	Crude Oil	498,000	95.835
2012	Purchased(3)	Call	Crude Oil	180,000	120.00

(1)	Volumes for Natural Gas are stated in MMBTU’s. Volumes for NGLs are stated in gallons. Volumes for Crude Oil are stated in barrels.
(2)	Liabilities for purchased options are due to deferred premium payments, which will be paid at the time the options are settled.
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

Under the supervision and with the participation of our management, including of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In October 2009, we filed a motion to dismiss the Consolidated Complaint. Subsequently, in December 2009, plaintiffs filed an Amended Complaint (the “Amended Complaint”). The Amended Complaint alleges that Defendants breached their purported fiduciary duties to ATN’s public unitholders in connection with their negotiation of the Merger. In particular, plaintiffs allege that the Merger was not entirely fair to ATN’s public unitholders, and that Defendants conducted the Merger process in bad faith. Pursuant to the Delaware Chancery Court’s (the “Court”) January 2010 Scheduling Stipulation and Order, Defendants filed their opening brief in support of their motion to dismiss on February 18, 2010 and plaintiffs filed their brief in opposition on May 3, 2010. Defendants filed a reply brief on June 11, 2010 and oral argument was held on the motion on July 20, 2010. The Court dismissed the claims against all of the directors and officers named as defendants. The Court held that there was no showing that any individual defendant acted in bad faith. However, the Court ruled that the plaintiffs could proceed with their claim against us.

Predicting the outcome of this lawsuit is difficult. An adverse judgment for monetary damages could have a material adverse effect on our operations. Based on the facts known to date, we believe that the claims asserted against it in this lawsuit are without merit, and will continue to defend itself vigorously against the claims.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Purchase and Sale Agreement, dated April 9, 2010, by and between Atlas Energy Resources, LLC and Reliance Marcellus, LLC. (26) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

2.2	Participation and Development Agreement, dated April 20, 2010, by and between Atlas Energy Resources, LLC, Atlas America, LLC, Viking Resources, LLC, Atlas Resources, LLC and Reliance Marcellus, LLC. (27) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

2.3	Standstill, AMI and Transfer Restriction Agreement, dated April 20, 2010, by and among Atlas Energy, Inc., Atlas Energy Resources, LLC, Reliance Industries Limited and Reliance Marcellus, LLC(27)

2.4	Agreement and Plan of Merger, dated as of April 27, 2009, by and among Atlas Energy Resources, LLC, Atlas America, Inc., Atlas Energy Management, Inc. and Merger Sub, as defined therein. (13) Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of stock certificate(2)

10.1	Indenture dated as of January 23, 2008 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as
Trustee(14)

10.2	Form of 10.75% Senior Note due 2018 (included as an exhibit to the Indenture filed as Exhibit 10.1 hereto)

10.3	Senior Indenture dated July 16, 2009 among Atlas Energy Operating Company, LLC, Atlas Energy Finance Corp., as Issuers, the subsidiaries named therein, as Guarantors, and U.S. Bank National Association, as
Trustee(15)

10.4	First Supplemental Indenture date July 16, 2009(15)

10.5	Form of Note 12.125% Senior Notes due 2017 (contained in Annex A to the First Supplemental Indenture filed as Exhibit 10.4 hereto)

10.6	Tax Matters Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(5)

10.7	Transition Services Agreement between Atlas America, Inc. and Resource America, Inc. dated May 14, 2004(5)

10.8(a)	Employment Agreement for Edward E. Cohen dated May 14, 2004(5)

10.8(b)	Amendment to Employment Agreement dated as of December 31, 2008(12)

10.9(a)	Agreement for Services among Atlas America, Inc. and Richard Weber, dated April 5, 2006(6)

10.9(b)	Amendment No. 1 to Agreement for Services dated as of April 26, 2007(7)

Exhibit No.	Description
10.9(c)	Amendment No. 2 to Agreement for Services dated as of December 18, 2008(12)

10.10	Management Agreement, dated as of December 18, 2006, among Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC and Atlas Energy Management, Inc. (4)

10.11	Stock Incentive Plan(12)

10.12	2009 Stock Incentive Plan(1)

10.13	Assumed Long-Term Incentive Plan(16)

10.14	Atlas America Employee Stock Ownership Plan(8)

10.15	Atlas America, Inc. Investment Savings Plan(8)

10.16	Form of Stock Award Agreement(9)

10.17	Amended and Restated Annual Incentive Plan for Senior Executives(10)

10.18	Employment Agreement between Atlas America, Inc. and Jonathan Z. Cohen dated as of January 30, 2009(12)

10.19(a)	Revolving Credit Agreement, dated as of June 29, 2007, among Atlas Energy Operating Company, LLC its subsidiaries, J.P. Morgan Chase Bank, N.A., as Administrative Agent and the other lenders signatory thereto(19)

10.19(b)	First Amendment to Credit Agreement, dated as of October 25, 2007(20)

10.19(c)	Second Amendment to Credit Agreement, dated as of April 9, 2009(21)

10.19(d)	Third Amendment to Credit Agreement, dated as of July 10, 2009(22)

10.20	ATN Option Agreement dated as of June 1, 2009, by and among APL Laurel Mountain, LLC, Atlas Pipeline Operating Partnership, L.P. and Atlas Energy Resources, LLC(23)

10.21	Amended and Restated Limited Liability Company Agreement of Laurel Mountain Midstream, LLC dated as of June 1, 2009(23)

10.22	Employment Agreement for Matthew A. Jones dated July 1, 2009(17)

10.23	Gas Gathering Agreement for Natural Gas on the Legacy Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.(24) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission

10.24	Gas Gathering Agreement for Natural Gas on the Expansion Appalachian System dated as of June 1, 2009 between Laurel Mountain Midstream, LLC and Atlas America, LLC, Atlas Energy Resources, LLC, Atlas Energy Operating Company, LLC, Atlas Noble, LLC, Resource Energy, LLC, Viking Resources, LLC, Atlas Pipeline Partners, L.P. and Atlas Pipeline Operating Partnership, L.P.(24) Specific terms in this exhibit have been redacted, as marked three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission

10.25	Form of Non-Qualified Stock Option Grant Agreement(25)

10.26	Form of Incentive Stock Option Grant Agreement(25)

10.27	Form of Restricted Stock Unit Agreement(25)

10.28	Securities Purchase Agreement dated April 7, 2009 by and between Atlas Pipeline Mid-Continent, LLC and Spectra Energy Partners OLP, LP(17)

Exhibit No.	Description
10.29	Securities Purchase Agreement dated July 27, 2010 by and among Atlas Pipeline Mid-Continent, LLC, Atlas Pipeline Partners, L.P., Enbridge Pipelines (Taxes Gathering) L.P. and Enbridge Energy Partners, L.P.(28)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	Interactive Data File

(1)	Previously filed as an exhibit to our Form 8-K filed September 30, 2009
(2)	Previously filed as an exhibit to our registration statement on Form S-1 (registration no. 333-112653)
(3)	[Intentionally omitted]
(4)	[Intentionally omitted]
(5)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2004
(6)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006
(7)	Previously filed as an exhibit to our Form 8-K filed May 1, 2007
(8)	Previously filed as an exhibit to our Form 10-K for the year ended September 30, 2005
(9)	Previously filed as an exhibit to our Form 10-Q for the quarter ended December 31, 2005
(10)	Previously filed as an exhibit to our definitive proxy statement filed May 8, 2008
(11)	[Intentionally omitted]
(12)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2008
(13)	Previously filed as an exhibit to our Form 8-K filed April 27, 2009
(14)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed January 24, 2008
(15)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed July 17, 2009
(16)	Previously filed as an exhibit to our Form S-8 filed September 30, 2009
(17)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2009
(18)	[Intentionally omitted]
(19)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed June 29, 2007
(20)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed October 26, 2007
(21)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed April 17, 2009
(22)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 8-K filed July 24, 2009
(23)	Previously filed as an exhibit to our Form 8-K filed June 5, 2009
(24)	Previously filed as an exhibit to Atlas Energy Resources, LLC’s Form 10-Q for the quarter ended June 30, 2009
(25)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2009
(26)	Previously filed as an exhibit to our Form 8-K filed April 13, 2010
(27)	Previously filed as an exhibit to our Form 8-K filed April 21, 2010
(28)	Previously filed as an exhibit to Atlas Pipeline Partners, L.P.’s Form 8-K filed July 29, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY, INC.

Date: November 9, 2010	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chairman and Chief Executive Officer

Date: November 9, 2010	By:	/s/ MATTHEW A. JONES
Matthew A. Jones
Chief Financial Officer

Date: November 9, 2010	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Accounting Officer